Form 10-Q
period 1995-03-31
IREX CORP
filed 1995-05-15
CIK 1952

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, DC  20549


                      Quarterly Report under Section 13 or 15(d)

                       of the Securities Exchange Act of 1934


          For Quarter Ended March 31, 1995 Commission File Number 2-36877


                                IREX CORPORATION


                            Pennsylvania   23-1712949

                    120 North Lime Street, Lancaster   17603

     Registrant's Telephone Number, Including Area Code, (717) 397-3633




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months ( or for such shorter period that the registrant was required to file such reports ), and ( 2 ) has been subject to such filing requirements for the past 90 days .

                              Yes  X       No


           Common Shares Outstanding (Single Class) 398,982

                       IREX CORPORATION AND SUBSIDIARIES




     PART I.   FINANCIAL INFORMATION



Item 1.   Financial Statements.

     The condensed financial statements included herein have been prepared by Irex Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

     The financial information presented herein reflects all adjustments
( consisting only of normal recurring adjustments) which are, in the opinion of management , necessary for a fair presentation of the results for the interim periods presented . Certain prior period amounts have been reclassified to conform with the current presentation. The results for interim periods are not necessarily indicative of the results to be expected for the full year.


























                         IREX CORPPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                              Three Months Ended March 31
                                                   1995           1994
                                             (Dollars in Thousands Except
                                                Per Common Share Amounts)
Contracting Revenues                        $   31,063            $   33,134

Distribution and Other Revenues                 25,360                20,121


          Total Revenues                        56,423                53,255

Cost of Revenues                                43,989                42,552

          Gross Profit                          12,434                10,703

Selling, General and Administrative Expenses    12,630                11,681

          Operating Loss                          (196)                 (978)

Interest Expense,  Net                             439                   498

          Loss Before Income Taxes                (635)               (1,476)

Income Tax Benefit                                (286)                 (618)

Loss Before Cumulative Effect
     of Accounting Change                         (349)                 (858)

Cumulative Effect of Accounting Change,
     Net of Income Taxes                          1,377                   -

Net Income (Loss)                           $     1,028          $      (858)

          Less Dividend Requirements
            for Preferred Stock                    (245)                (245)

NET INCOME (LOSS) APPLICABLE
     TO COMMON STOCK                        $       783          $    (1,103)

Average Common Shares Outstanding               398,607              402,733
Per Common Share Amounts

Loss Before Cumulative Effect
     of Accounting Change                   $     (1.49)         $     (2.74)

Cumulative Effect of Accounting Change             3.45                   -

Net Income (Loss)                           $      1.96           $     (2.74)





                          IREX CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)

                                                 March 31 December 31
                                                  1995           1994
                                                   (In Thousands)
          ASSETS

Cash and Cash Equivalents                  $      605  $      1,564
Receivables, Net                               45,924        51,758
Inventories                                    12,402        10,887
Deferred Income Taxes                           7,997         8,896
Prepaid Expe                                      493         1,027
Excess of Cost and Estimated Contract
     Revenue over Actual Billings               7,363         4,563

          Total Current Assets                 74,784        78,695

Property and Equipment, Net                     3,368         3,481
Other Assets                                      280           384

          TOTAL ASSETS                     $   78,432    $   82,560

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Notes Payable                               $   3,159           $   6,007
Current Portion of Long-Term Debt               1,536               1,580
Accounts Payable                                8,099               8,268
Excess of Actual Billings over Cost
     and Estimated Contract Revenue             3,481               2,381
Accrued Liabilities                            25,811              28,807

          Total Current Liabilities            42,086              47,043

Long-Term Debt (Less Current Portion)          15,800              15,800

Redeemable Preferred Stock                     10,496              10,496

Capital Stock                                   1,028               1,028
Paid-in Surplus                                   465                 472
Retained Earnings                              27,202              26,419
Cumulative Translation Adjustments               (187)               (190)
Treasury Stock at Cost                        (18,332)            (18,347)
ESOP Shares Financed with Debt                   (126)               (161)

          Total Shareholders' Investment       10,050               9,221

          TOTAL LIABILITIES AND
          SHAREHOLDERS' INVESTMENT         $   78,432           $   82,560




                      IREX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited

                                                Three Months Ended March 31

                                                     1995         1994
                                                      (In Thousands)

Cash Flows from Operating Activities

Net Income (Loss)                              $    1,028    $    (858)
Non-cash items included in net income (loss)
     Cumulative Effect of Accounting Change        (1,377)          -
     Depreciation and Amortization                    346         420
     Deferred Income Taxes                              -           5
     Stock Contributions to Employee Benefit Plans      8           -
     Provision for Bad Debts                          104         108

(Increase) decrease in current assets
     Receivables                                    5,730         851
     Inventories                                   (1,515)       (955)
     Prepaid expenses                                 534        (789)
     Excess of Cost and Estimated Contract
       Revenue over Actual Billings (Net)          (1,700)     (1,087)

Increase (decrease) in current liabilities
     Accounts Payable                                (169)     (1,410)
     Other accrued liabilities                       (720)        101

          Net cash provided by (used in)
            operating activities                    2,269      (3,614)

Cash Flows from Investing Activities

     Net additions to property and equipment         (233)       (298)
     Decrease in other assets                         104         145
     Exchange rate changes                              3         (51)

          Net cash used in investing activities      (126)       (204)

Cash Flows from Financing Activities

     (Decrease) increase in notes payable          (2,848)      3,754
     Payment on debt                                   (9)       (759)
     Dividend payments                               (245)       (245)

          Net cash (used in) provided by
            financing activities                   (3,102)      2,750

Net decrease in Cash and Cash Equivalents            (959)     (1,068)

Cash and Cash Equivalents at Beginning of Period    1,564       1,068

Cash and Cash Equivalents at End of Period      $     605    $      0

                     IREX CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


(1) The consolidated financial statements include the accounts of Irex Corporation (the "Company") and its subsidiaries, all of which are wholly owned . All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company is primarily engaged in the business of thermal insulation contracting throughout the United States and Canada. Allied activities include the direct sale of insulation and acoustical materials, the fabrication of insulation materials, and interior contracting.

(2) The Company has authorization for 2,000,000 shares of its common stock with a par value of $1.00 per share. At March 31, 1995, 1,028,633 shares were issued, 398,982 shares were outstanding and 629,651 shares were held, at cost, in Treasury stock.

(3) All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Certain funding of the Company's defined contribution savings incentive and employee stock ownership plans are treated as non-cash financing activities in the consolidated statements of cash flows. The Company's income tax and interest payments for the first three months of 1995 and 1994 were:

                                                        1995        1994
               Income Taxes:                        $  856,000     $  197,000
               Interest:                            $  496,000     $   55,000

(4) The Company is self-insured against a portion of its workers' compensation and other insurance risks. The process of determining reserve requirements for losses within its self-insured retention limits utilizes historical trends, involves an evaluation of claim frequency, severity and other factors and also includes the effect of future inflation.

     Effective January 1, 1995, the Company changed its method of measuring the estimated liability for workers' compensation claims. The new method employs actuarial assumptions to discount to present value the estimated future payments for these claims, using a risk-free interest rate. The Company believes this method is preferable because it more accurately reflects the current impact on its financial condition of the future cash outflows. The cumulative effect of this accounting change was $1,377,000 ($2,276,000 less the related tax effect of $899,000) and was included in net income for the three months ended March 31 , 1995 . The impact of this change, exclusive of the cumulative effect , on operating results in the first quarter of 1995 was not significant nor is it expected to have a significant impact on future results of operations .

     At January 1, 1995 the estimated undiscounted liability for workers' compensation claims was $13,310,000. The present value of such claims was $11,034,000, using a weighted average discount rate of 7.4%.

     The expected future payments as of January 1, 1995, on an undiscounted basis, were as follows:

               1995                              $3,597,000
               1996                               2,242,000
               1997                               1,676,000
               1998                               1,323,000
               1999                                 994,000
               2000 and Thereafter                3,478,000
                                                $13,310,000

                          IREX CORPORATION AND SUBSIDIARIES
                               March 31, 1995 and 1994

                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations



Results from Operations

The Company's loss from operations was ($196,000) for the first quarter of 1995, which compares favorably with the ($978,000) loss reported for the first quarter of 1994. Historically, due to the seasonality of the contracting business, the first quarter will report weak earnings for the Company.

Loss before the cumulative effect of accounting change was ($349,000) in the first quarter of 1995, compared to a loss of ($858,000) in the same quarter of last year. The Company recognized the cumulative effect of an accounting change , net of income taxes, of $1,377,000 due to the change in the method of estimating workers' compensation claims liability in the first quarter of 1995. The new method employs actuarial assumptions to discount to present value the estimated future payments for these claims. The impact of this change, exclusive of the cumulative effect, on operating results in the first quarter of 1995 , was not significant .

The following table presents for the periods indicated certain items in the Company's consolidated statements of income as a percentage of total revenue:

                             Three Months Ended

                                                        March 31
                                                    1995         1994

          Contracting Revenues                      55.1%        62.2%
          Distribution and Other Revenues           44.9%        37.8%
          Total Revenue                            100.0%       100.0%

          Gross Profit Margin                       22.0%        20.1%
          Loss from Operations                      (0.3%)       (1.8%)
          Net Loss (Before Accounting Change)       (0.6%)       (1.6%)


Revenues

Total revenues in 1995 increased by 5.9% as compared to the first quarter of 1994. Contracting revenue declined 6.3% from prior year results, mainly as a result of increasing competitive conditions within the construction segment. The Company's distribution business continued to record strong revenue growth, increasing by a substantial 26.0% over last year's first quarter. Distribution revenues, which were at a record level for a quarter, accounted for 44.9% of total revenues in the first quarter of 1995, versus 37.8% in the prior year.

Gross Profit

For the three months ended March 31, 1995, gross profit recorded was $12,434,000 which is an increase of $1,731,000 from the $10,703,000 reported in the first quarter of 1994. Gross profit margins were 22.0% for 1995 and 20.1% for 1994. The increase is mainly due to better contract execution in 1995 . The adverse weather conditions in the first quarter of 1994 had a significant negative impact on contracting margins achieved in the prior year. Distribution margins were off slightly, however, the strong growth in distribu-tion revenues resulted in a 20.2% increase in gross profits from the activity.

Selling, General and Administrative Expenses

Operating expenses amounted to $12,630,000, an increase of $949,000, or 8.1% from the $11,681,000 reported for the first quarter of last year. Increases of personnel expenses of $334,000 is mainly normal compensation adjustments and growth in employment within the distribution business. During the quarter, distribution added six additional branches which resulted in an increase of 16 full-time salaried positions. Both property related and other administrative costsindicate increases mainly as a result of the above mentioned expansion activities . As a percent of sales, first quarter operating expenses were 22.4% in 1995 compared to 21.9% for 1994.

Financial Condition and Liquidity

The Company at March 31, 1995, had working capital of $32.7 million and stockholders' equity (excluding preferred stock) of $10.1 million. Working capital at December 31, 1994, was $31.7 million and stockholders' equity was $9.2 million.

Total short-term lines of credit of $22.8 million at March 31, 1995, remain adequate to provide sufficient liquidity for operations. Outstanding balances under these unsecured lines of credit at March 31, 1995, were $3.2 million, a decrease of $2.8 million from December 31, 1994. The decrease in interest expense is reflective of decreased borrowing under these lines. Long-term debt, excluding the current portion, is $15.8 million at March 31, 1995.

                           PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The Company's principal subsidiary, ACandS, Inc., is one of a number of defendants in pending lawsuits filed by approximately 69,000 individual claiments seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business.
ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufact-ured by others . During the first quarter of 1995, ACandS was served with cases involving approximately 7,620 individual plaintiffs. There were 18,122 new plaintiffs in 1994; 20,542 new plaintiffs in 1993; 13,875 new plaintiffs in 1992; 10,090 new plaintiffs in 1991; and 13,214 new plaintiffs in 1990. Of the 1993 , filings over 4,000 were dismissed against ACandS shortly after filing.

It is the pattern in this litigation for suits to be filed as the result of mass screenings of individuals employed at a particular facility, through a particular union local, or by a particular employer. It is ACandS's experience that such suits are often filed with little investigation as to whether the claiment ever had any causative exposure to asbestos-containing products associated with the various named defendants. As a result, historically, about half of the cases filed against ACandS have been closed without payment.

Cases pending against ACandS are now being handled by the Aetna Casualty and Surety Co. with the participation of other insurers that wrote coverage for ACandS . Virtually all of ACandS's liability and defense costs for these cases are being paid by Aetna and other insurance carriers.

Since the beginning of 1981, approximately 79,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. Although payments in individual cases have varied considerably, ACandS's percentage of the aggregate liability payments for those cases has been small. As a result, ACandS's average resolution cost for closed cases is very low. The resolution cost per closed case in recent years has been consistent with long-term averages. Historically , payments on behalf of ACandS to resolve consolidated proceedings in jurisdictions with have been difficult for all defendants have exceeded average costs . ACandS anticipates that it will continue to face such proceedings in the future .

Beginning in the early 1980's, a number of companies who had been significant defendants in asbestos cases have filed for bankruptcy. These companies are principally all among the manufacturing defendants that traditionally have been the principal targets in the litigation. The large number of bankruptcy proceedings involving former manufacturers of asbestos-containing products has significantly reduced the number of viable defendants in many cases. The bankruptcy of manufacturers whose products ACandS handled does pose increased risks tp ACandS in certain cases. However, the bankruptcies to date have not significantly increased the cost of resolving cases, and ACandS does not expect that they will do so.

                         PART 11.  OTHER INFORMATION

On July 29, 1991, the Judicial Panel on Multidistrict Litigation ordered that all asbestos-related bodily injury cases pending in the Federal trial courts and not the in trial should be transferred to Judge Charles R. Weiner in the United States District Court for the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. These proceedings involved less than one-fourth of the cases then pending against ACandS. Judge Weiner has expressed a desire to achieve a global, or comprehensive, resolution of the asbestos related bodily injury cases in these proceedings. To date, however, the proceedings have achieved only the settlement of some individual actions and a portion of cases brought by selected plaintiffs' counsel. It is unclear how the Judicial Panels order and the proceedings before Judge Weiner will ultimate-ly affect the litigation of asbestos-related claims.

On January 15, 1993, certain plaintiffs' counsel and the members of the Center for Claims Resolution (an organization of 20 asbestos litigation defendants) filed a class action complaint, answer and settlement agreement involving all previously unasserted claims by individuals who have been occupationally exposed to asbestos fibers. The action was filed in the United States District Court for the Eastern District of Pennsylvania and was assigned to Judge Weiner as related to the Multidistrict Litigation proceedings. Judge Weiner, in turn, assigned certain aspects of the proceedings to Judge Lowell A. Reed. In an order dated August 16, 1994, Judge Reed approved the settlement. Judge Reed's approval remains subject to appeal. Due to the complexity of the action and the issues involved , it currently is uncertain what, if any, effect it will have on asbestos related bodily injury litigation.

Although the large number of pending cases, the continued efforts of certain courts to clear dockets through consolidated or class proceedings, the bankruptcy filings by defendants, efforts toward national solutions, the transfer of federal cases to the United States District Court for the Eastern District of Pennsylvania , and the Center for Claims Resolution class action render prediction uncertain , ACandS expects that its percentage of liability payments will continue to be relatively small .

ACandS has secured the commitment through final settlement agreements of a large percentage of the very substantial insurance coverage applicable to its asbestos-related bodily injury claims. ACandS believes it will secure signifi-cant additional coverage, if needed, from those insurers which have not to date settled with ACandS.

Given the number of currently pending cases and the rate of new filings, it is anticipated that the aggregate amount to be paid by all defendants for asbestos-related bodily injury claims will be very large. Nevertheless, as noted ,ACandS's percentage of aggregate liability payments is expected to remain small. Management, therefore, believes that ACandS's insurance coverage is adequate to ensure that these actions will not have a material adverse effect on the long-term business or financial position of the Company.

                        PART 11.  OTHER INFORMATION

ACandS is also one of a number of defendants in nine actions by the owners of schools and other buildings seeking to recover costs associated with the replacement or treatment of installed asbestos-containing products. These cases involve school buildings, public buildings, hospitals, and office buildings.
One of the cases is an alleged class action.

ACandS has substantial defenses to the actions, including defenses based upon the character of its operations and the fact that ACandS did not manufacture the asbestos-containing products involved. Moreover, ACandS potentially has indemnification and/or contribution claims against the product manufacturers.
To date, ACandS has been dismissed from 101 cases, largely on the basis it had no connection with the products at issue in the claimants' buildings, and has agreed to settle 13 claims. The aggregate amount paid has been very small in the context of this litigation. ACandS was not served with any new building related case in the first quarter of 1995. Since 1990, only three new building related cases have been served on ACandS.

ACandS's primary insurance carriers, the Aetna Casualty and Surety Co. and the Travelers Insurance Companies, are currently providing ACandS with a defense in these building cases, as well as paying settlements when necessary. Travelers is providing coverage pursuant to a settlement agreement, but Aetna has asserted reservations of rights to later contest both the availability and the amount of coverage. Aetna, nevertheless, continues to make its required payments .

Decisions in litigation involving insurance coverage available for other defendants in asbestos building cases have thus far varied widely. The appellant rulings which have fully considered coverage issues for asbestos building claims to date provide significant coverage for policyholders. The decisions are consistent with ACandS's view that the trend in the courts is to provide broad coverage for asbestos building cases .

Although the availability of coverage for existing and future suits is not resolved , and the aggregate potential loss from these suits may be significant, management believes that ACandS's defenses, potential indemnification and/or contribution rights and insurance coverage are adequate to ensure that these actions will not have a material adverse effect on the long-term business or financial position of the Company.

From time to time, the Company and its subsidiaries are also parties as both plaintiff and defendant to various claims and litigation arising in the normal course of business, including claims concerning work performed under various contracts In the opinion of management, the outcome of such claims and litiga-tion will not materially affect the Company's long-term business, financial position or results of operations.

                               EXHIBIT I

                           ARTHUR ANDERSEN LLP

              LETTER REGARDING CHANGE IN ACCOUNTING PRINCIPLE



Irex Corporation

Re:  Form 10-Q Report for the Quarter Ended March 31, 1995


Gentlemen:

This letter is written to meet the requirements of Regulation S-K calling for a letter from a registrant's independent accountants whenever there has been a change in accounting principle or practice.

We have been informed that, as of January 1, 1995, the Company changed its method of measuring the estimated liability for workers' compensation claims. The new method employs actuarial assumptions to discount to present value the estimated future payments for these claims. According to the management of the Company, this change was made to more accurately reflect the current impact on its financial condition of the future cash outflows.

A complete coordinated set of financial and reporting standards for determining the preferability of accounting principles among acceptable alternative principles has not been established by the accounting profession. Thus, we cannot make an objective determination of whether the change in accounting described in the preceding paragraph is to a preferable method. However, we have reviewed the pertinent factors, including those related to financial reporting , in this particular case on a subjective basis, and our opinion stated below is based on our determination made in this manner.

We are of the opinion that the Company's change in method of accounting is to an acceptable alternative method of accounting, which, based upon the reasons stated for the change and our discussions with you, is also preferable under the circumstances in this particular case. In arriving at this opinion, we have relied on the business judgment and business planning of your management.

We have not audited the application of this change to the financial statements of any period subsequent to December 31, 1994. Further, we have not examined and do not express any opinion with respect to your financial statements for the three months ended March 31, 1995.

                         Very truly yours,

                         (Arthur Andersen L.L.P.)

Lancaster, Pennsylvania
  April 30, 1995

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    IREX CORPORATION



Date         May 12, 1995                           J. P. Farrell

                                                    J. P. Farrell
                                                      Controller
                                                Duly Authorized Signer