Form 10-Q
period 1995-06-30
IREX CORP
filed 1995-08-16
CIK 1952

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549


                  Quarterly Report under Section 13 or 15(d)

                    of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1995                 Commission File Number 2-36877


                               IREX CORPORATION


     Pennsylvania                                          23-1712949

     120 North Lime Street, Lancaster                           17603

     Registrant's Telephone Number, Including Area Code, (717) 397-3633




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes x        No


               Common Shares Outstanding (Single Class) 396,812

                      IREX CORPORATION AND SUBSIDIARIES




                       PART I.   FINANCIAL INFORMATION



Item 1.   Financial Statements.

     The condensed financial statements included herein have been prepared by Irex Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared accordance with generally accepted accounting principles have been or omitted pursuant to such rules and regulations.

     The financial information presented herein reflects all adjustments consisting only of normal recurring adjustments) which are, in the opinion of management , necessary for a fair presentation of the results for the interim periods presented. Certain prior period amounts have been reclassified to conform with the current presentation. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

                      IREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                                                  Six Months
                                   Second Quarter                Ended June 30
                                1995           1994          1995          1994
                         (Dollars in Thousands Except Per Common Share Amounts)
Contracting Revenues        $ 36,052       $ 36,133      $ 67,115      $ 69,267

Dist. and Other Revenues      26,811         21,523        52,171        41,644

       Total Revenues         62,863         57,656       119,286       110,911

Cost of Revenues              49,305         44,354        93,294        86,906

       Gross Profit           13,558         13,302        25,922        24,005

Selling, General and
   Administrative Expenses    12,444         11,111        25,074        22,792

       Operating Income        1,114          2,191           918         1,213

Interest Expense, Net            480            664           919         1,162

       Income (Loss)
       Before Income Taxes       634          1,527            (1)           51

Income Tax Provision(Benefit)    271            640           (15)           22

Income Before Cumulative Effect
       of Accounting Change      363            887            14            29

Cumulative Effect of Accounting Change,
       Net of Income Taxes        -              -          1,377            -

Net Income                 $     363      $     887     $   1,391    $       29
 Less:Dividend Requirements
     for Preferred Stock        (245)          (245)         (490)         (490)

NET INCOME (LOSS) APPLICABLE
       TO COMMON STOCK     $     118      $     642     $     901    $     (461)

Average Common Shares O/S    398,055        402,113       398,238       402,379

Per Common Share Amounts

Income (Loss) Before Cumulative
Effect of Accounting Change$    0.30      $    1.60     $   (1.19)   $    (1.15)

Cum. Effect of Acct Change       -              -            3.45           -

Net Income (Loss)          $    0.30      $    1.60     $    2.26    $    (1.15)

                        IREX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                        June 30              December 31
                                         1995                   1994
                                               (In Thousands)
       ASSETS
Cash and Cash Equivalents            $    1,014           $      1,564
Receivables, Net                         48,250                 51,758
Inventories                              12,168                 10,887
Deferred Income Taxes                     7,997                  8,896
Prepaid Expenses                            620                  1,027
Excess of Cost and Estimated Contract
       Earnings over Actual Billings      5,346                  4,563

       Total Current Assets              75,395                 78,695

Property and Equipment, Net               3,235                  3,481
Other Assets                                215                    384

       TOTAL ASSETS                  $   78,845             $   82,560

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Notes Payable                         $   6,578              $   6,007
Current Portion of Long-Term Debt         1,490                  1,580
Accounts Payable                          7,702                  8,268
Excess of Actual Billings over Cost
       and Estimated Contract Earnings    2,563                  2,381
Accrued Liabilities                      24,747                 28,807

       Total Current Liabilities         43,080                 47,043

Long-Term Debt (Less Current Portion)    15,100                 15,800

Redeemable Preferred Stock               10,496                 10,496

Capital Stock                             1,028                  1,028
Paid-in Surplus                             466                    472
Retained Earnings                        27,320                 26,419
Cumulative Translation Adjustments         (165)                  (190)
Treasury Stock at Cost                  (18,390)               (18,347)
ESOP Shares Financed with Debt              (90)                  (161)

       Total Shareholders' Investment    10,169                  9,221

       TOTAL LIABILITIES AND
       SHAREHOLDERS' INVESTMENT      $   78,845             $   82,560


                       IREX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                                 Six Months Ended June 30
                                                1995                  1994
                                                     (In Thousands)
Cash Flows from Operating Activities

Net Income                                 $    1,391            $      29
Non-cash items included in net income
       Cumulative Effect of Accounting Change  (1,377)                  -
       Depreciation and Amortization              645                  859
       Deferred Income Taxes                       -                     5
       Stock Con. to Employee Benefit Plans       (49)                 (32)
       Provision for Bad Debts                    197                  147

Decrease (increase) in current assets
       Receivables                              3,311                2,275
       Inventories                             (1,281)                (990)
       Prepaid expenses                           407                 (279)
       Excess of Cost and Estimated Contract Earnings
         over Actual Billings (Net)              (601)              (1,490)

Decrease in current liabilities
       Accounts Payable                          (566)              (1,314)
       Other accrued liabilities               (1,784)                (481)

       Net cash provided by (used in)
         operating activities                     293               (1,271)

Cash Flows from Investing Activities

       Net additions to property and equipment   (399)                (670)
       Decrease in other assets                   169                  237
       Exchange rate changes                       25                  (50)

       Net cash used in investing activities     (205)                (483)

Cash Flows from Financing Activities

       Increase in notes payable                  571                3,598
       Payment on debt                           (719)                (718)
       Dividend payments                         (490)                (490)

       Net cash (used in) provided by
         financing activities                    (638)               2,390

Net (decrease) increase in Cash and Cash Equ     (550)                 636

Cash and Cash Equ at Beginning of Period        1,564                1,068

Cash and Cash Equivalents at End of Period $    1,014           $    1,704

                       IREX CORPORATION AND SUBSIDIARIES
                             June 30, 1995 and 1994

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1) The consolidated financial statements include the accounts of Irex Corporation (the "Company) and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation .

   The Company is primarily engaged in the business of thermal insulation contracting throughout the United States and Canada. Allied activities include the direct sale of insulation and acoustical materials, the fabrication of insulation materials , and interior contracting .

(2) The Company has authorization for 2,000,000 shares of its common stock with a par value of $1.00 per share. At June 30, 1995, 1,028,633 shares were issued, 396,812 shares were outstanding and 631,821 shares were held, at cost, in Treasury stock.

(3) All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Certain funding of the Company's defined contribution savings incentive and employee stock ownership plans are treated as non-cash financing activities in the consolidated statements of cash flows. The Company's income tax and interest payments for the first six months of 1995
       1994 were:

                                         1995               1994
   Income Taxes:                     $  883,000         $  310,000
   Interest:                         $1,834,409         $1,063,000

(4) The Company is self-insured against a portion of its workers' compensation and other insurance risks. The process of determining reserve requirements for losses within its self-insured retention limits utilizes historical trends, involves an evaluation of claim frequency, severity and other factors and also includes the effect of future inflation.

   Effective January 1, 1995, the Company changed its method of measuring the estimated liability for workers' compensation claims. The new method employs actuarial assumptions to discount to present value the estimated future payments for these claims, using a risk-free interest rate. The Company believes this method is preferable because it more accurately reflects the current impact on its financial condition of the future cash outflows. The cumulative effect of this accounting change was $1,377,000 ($2,276,000 less the related tax effect of $899,000) and was included in net income for the six months ended June 30, 1995. The impact of this change, exclusive of the cumulative effect, on operating results in the first six months of 1995 was not significant nor is it expected to have a significant impact on future results of operations.

   At January 1, 1995 the estimated undiscounted liability for workers' compensation claims was $13,310,000. The present value of such claims was $11,034,000, using a weighted average discount rate of 7.4% .

   The expected future payments as of January 1, 1995, on an undiscounted basis, were as follows:

   1995                              $3,597,000
   1996                               2,242,000
   1997                               1,676,000
   1998                               1,323,000
   1999                                 994,000
   2000 and Thereafter                3,478,000
                                    $13,310,000

                       IREX CORPORATION AND SUBSIDIARIES
                             June 30, 1995 and 1994

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



Results from Operations

While the Company's results of operations showed a favorable improvement from the results reported for the first quarter of this year, an extremely competitive market for new business continues to have an adverse effect. The Company's income from operations was $1,114,000 for the second quarter of 1995, which is 49.2% below operating income of $2,191,000 reported for the second quarter of 1994. For six months ended June 30, 1995, operating income amounted to $918,000 versus $1,213,000 for six months ended June 30, 1994.

After the preferred stock dividend requirement, net income applicable to common stockholders was $118,000, or $0.30 per share for the second quarter of 1995. The comparable period of 1994 indicated net income of $642,000 or $1.60 per share. For the six-month period ending June 30, 1995, a loss after the preferred stock dividend requirement of ($476,000) was incurred versus ($461,000) for the first six months of 1994. The recognition of an accounting change in the first quarter of 1995 of $1,377,000, net of income taxes , produces net income for June year-to-date results of $901,000. There were no accounting change effects for 1994 results. For the six-month period, earnings per common share were $2.26 for 1995 compared to ($1.15) for 1994.

The following table presents for the periods indicated certain items in the Company's consolidated statements of income as a percentage of total revenue:

                                      Three Months             Six Months
                                      Ended June 30           Ended June 30
                                     1995        1994         1995        1994

     Contracting Revenues            57.4%       62.7%        56.3%       62.5%
     Distribution and Other Revenues 42.6%       37.3%        43.7%       37.5%
     Total Revenues                 100.0%      100.0%       100.0%      100.0%

     Gross Profit Margin             21.6%       23.1%        21.8%       21.6%
     Operating Income                 1.8%        3.8%         0.8%        1.1%
     Net Income (B/F Acctg Chg)        .6%        1.5%         0.0%        0.0%



Revenues

Contracting revenues are down slightly from the second quarter of last year. Year-to-date contracting revenues were $67,115,000, down 3.1% from prior year revenues of the same period that amounted to $69,267,000 .

Distribution revenues continued to strengthen, reflecting increases over the prior year periods for both the quarter and six months ended June 30. For the quarter ended June 30, 1995, distribution revenues were $26,811,000, representing an increase of 24.6% from the $21,523,000 reported for the second quarter last year. For the six-month period ended June 30, 1995, distribution was at a record level totaling $52,171,000, which is a 25.3% increase over 1994 reported revenues of $41,644,000.

Gross Profit

For the second quarter ended June 30, 1995, gross profit was $13,558,000, a slight increase from the $13,302,000 reported for the second quarter of 1994. Gross profit margins were 21.6% and 23.1% for the respective periods. Gross profit margins continue to be squeezed as a result of competitive conditions. For the six months ended June 30, 1995, gross profit margins remained similar as noted in the above table. However, gross profit dollars increased nearly
$2.0 million or 8.3%. This increase is due mainly to the continued growth of the distribution business in terms of volume.

Selling, General and Administrative Expenses

Operating expenses amounted to $12,444,000 for the quarter ended June 30, 1995. Prior year expenses for the similar period totaled $11,111,000. For the six-month period, expenses equal $25,074,000 for 1995 and $22,792,000 for 1994. This increase is reflective of the additional distribution locations that have been added since the first quarter of 1995. Distribution has added six additional branches which resulted in an increase of 16 full-time salaried positions. As a percentage of sales, year-to-date expenses have increased slightly at 21.0% for 1995 and 20.5% for 1994.

Financial Condition and Liquidity

While earnings are basically flat, the financial position of the Company has improved significantly . Accounts receivable have declined by $3.3 million since year end. The Company at June 30, 1995, had working capital of $32.3 million and stockholders' equity (excluding preferred stock) of $10.2 million.
Working capital at December 31, 1994, was $31.7 million and stockholders' equity was $9.2 million.

Total short-term lines of credit of $22.8 million at June 30, 1995, remain adequate to provide sufficient liquidity for operations. Outstanding balances under these unsecured lines of credit at June 30, 1995, were $6.6 million , an increase of $0.6 million from December 31, 1994. Long-term debt, excluding the current portion, is $15.1 million at June 30, 1995.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The Company's principal subsidiary, ACandS, Inc., is one of a number of defendants in pending lawsuits filed by approximately 76,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business. ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others. During the first half of 1995, ACandS was served with cases involving approximately 18,255 individual plaintiffs. There were 18,122 new plaintiffs in 1994; 20,542 new plaintiffs in 1993; 13875 new plaintiffs in 1992; 10,090 new plaintiffs in 1991; and 13,214 new plaintiffs in 1990. Of the 1993 filings, over 4,000 were dismissed against ACandS shortly after filing.

It is the pattern in this litigation for suits to be filed as the result of mass screenings of individuals employed at a particular facility, through a particular union local, or by a particular employer. It is ACandS's experience that such suits are often filed with little investigation as to whether the claiment ever had any causative exposure to asbestos-containing products associated with the various named defendants. As a result , historically , about half of the cases filed against ACandS have been closed without payment.

Cases pending against ACandS are now being handled by the Aetna Casualty and Surety Company with the participation of other insurers that wrote coverage for ACandS. Virtually all of ACandS's liability and defense costs for these cases are being paid by Aetna and other insurance carriers.

Since the beginning of 1981, approximately 83,000 individual claims against ACandS , have been settled dismissed or otherwise resolved. Although payments in individual cases have varied considerably, ACandS's percentage of the aggregate liability payments for those cases has been small. As a result, ACandS's average resolution cost for closed cases is very low. The resolution cost per closed case in recent years has been consistent with long-term averages. Historically, payments on behalf of ACandS to resolve consolidated proceedings in jurisdictions which have been difficult for all defendants have exceeded average costs. ACandS anticipates that it will continue to face such proceedings in the future.


Beginning in the early 1980's, a number of companies who had been significant defendants in asbestos cases have filed for bankruptcy. These companies are principally among the manufacturing defendants that traditionally have been the principal targets in the litigation. The large number of bankruptcy proceedings involving former manufacturers of asbestos-containing products has significantly reduced the number of viable defendants in many cases. The bankruptcy of manufacturers whose products ACandS handled does pose increased risks to ACandS in certain cases. However, the bankruptcies to date have not significantly increased the cost of resolving cases, and ACandS does not expect that they will do so.

                          PART 11.  OTHER INFORMATION

On July 29, 1991, the Judicial Panel on Multidistrict Litigation ordered that all asbestos-related bodily injury cases pending in the Federal trial courts and not then in trial should be transferred to Judge Charles R. Weiner in the United States District Court for the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. These proceedings involved less than one-fourth of the cases then pending against ACandS . Judge Weiner has expressed a desire to achieve a global, or comprehensive, resolution of the asbestos-related bodily injury cases in these proceedings. To date, however, the proceedings have achieved only the settlement of some individual actions and a portion of cases brought by selected plaintiffs' counsel. It is unclear how the Judicial Panel's order and the proceedings before Judge Weiner will ultimately affect the litigation of asbestos-related claims.

On January 15, 1993, certain plaintiffs' counsel and the members of the Center for Claims Resolution (an organization of 20 asbestos litigation defendants) filed a class action complaint, answer and settlement agreement involving all previously unasserted claims by individuals who have been occupationally exposed to asbestos fibers. The action was filed in the United States District Court for the Eastern District of Pennsylvania and was assigned to Judge Weiner as related to the Multidistrict Litigation proceedings. Judge Weiner, in turn, assigned certain aspects of the proceedings to Judge Lowell A. Reed. In an order dated August 16, 1994, Judge Reed approved the settlement. Judge Reed's approval remains subject to appeal. Due to the complexity of the action and the issues involved, it currently is uncertain what, if any, effect it will have on asbestos-related bodily injury litigation.

Although the large number of pending cases, the continued efforts of certain courts to clear dockets through consolidated or class proceedings, the bankruptcy filings by defendants, efforts toward national solutions, the transfer of federal cases to the United States District Court for the Eastern District of Pennsylvania, and the Center for Claims Resolution class action render prediction uncertain, ACandS expects that its percentage of liability payments will continue to be relatively small.

ACandS has secured the commitment through final settlement agreements of a large percentage of the very substantial insurance coverage applicable to its asbestos-related bodily injury claims. ACandS believes it will secure significant additional coverage, if needed, from those insurers which have not to date settled with ACandS.

Given the number of currently pending cases and the rate of new filings, it is anticipated that the aggregate amount to be paid by all defendants for asbestos related bodily injury claims will be very large. Nevertheless, as noted, ACandS percentage of aggregate liability payments is expected to remain small. Management, therefore, believes that ACandS's insurance coverage is adequate to ensure that these actions will not have a material effect on the long-term business or financial position of the Company.

                          PART 11.  OTHER INFORMATION

ACandS is also one of a number of defendants in eight actions by the owners of schools and other buildings seeking to recover costs associated with the replacement or treatment of installed asbestos-containing products. These cases involve school buildings, public buildings, hospitals, and office buildings.
One of the cases is an alleged class action.

ACandS has substantial defenses to the actions, including defenses based upon the character of its operations and the fact that ACandS did not manufacture the asbestos-containing products involved. Moreover, ACandS potentially has indemnification and/or contribution claims against the product manufacturers.
To date, ACandS has been dismissed from 101 cases, largely on the basis it had no connection with the products at issue in the claimants' buildings, and has agreed to settle 14 claims. The aggregate amount paid has been very small in the context of this litigation. ACandS was not served with any new building related case in the first half of 1995. Since 1990, only three new building related cases have been served on ACandS.

ACandS's primary insurance carriers, the Aetna Casualty and Surety Co. and the Travelers Insurance Companies, are currently providing ACandS with a defense in these building cases, as well as paying settlements when necessary. Travelers is providing coverage pursuant to a settlement agreement , but Aetna has asserted reservations of rights to later contest both the availability and the amount of coverage . Aetna , nevertheless, continues to make its required payments.

Decisions in litigation involving insurance coverage available for other defendants in aesbestos building cases have thus far varied widely. The appellate rulings which have fully considered coverage issues for asbestos building claims to date provide significant coverage for policyholders. The decisions are consistent with ACandS's view that the trend in the courts is to provide broad coverage for asbestos building cases.

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

From time to time, the Company and its subsidiaries are also parties as both plaintiff and defendant to various claims and litigation arising in the normal course of business, including claims concerning work performed under various contracts. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's long-term business, financial position or results of operations.

                                   SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             IREX CORPORATION



Date         August 11, 1995                    J. P. Farrell


                                                J. P. Farrell
                                                  Controller
                                             Duly Authorized Signer