Form 10-Q/A
period 1995-03-31
IREX CORP
filed 1995-08-21
CIK 1952

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

                      IREX CORPORATION AND SUBSIDIARIES




                       PART I.   FINANCIAL INFORMATION



Item 1.   Financial Statements.

     The condensed financial statements included herein have been prepared by Irex Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations .

     The financial information presented herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management , necessary for a fair presentation of the results for the interim periods presented. Certain prior period amounts have been reclassified to conform with the current presentation. the results for the interim periods are not necessarily indicitive of the results to be expected for the full year.

                      IREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                             Three Months Ended March 31
                                             1995                 1994
                                              (Dollars in Thousands Except
                                               Per Common Share Amounts)

Contracting Revenues                     $   31,063           $   33,134

Distribution and Other Revenues              25,360               20,121

    Total Revenues                           56,423               53,255

Cost of Revenues                             43,989               42,552

    Gross Profit                             12,434               10,703

Selling, General and Administrative Expenses 12,630               11,681

    Operating Loss                             (196)                (978)

Interest Expense, Net                           439                  498

    Loss Before Income Taxes                   (635)              (1,476)

Income Tax Benefit                             (286)                (618)

Loss Before Cumulative Effect
of Accounting Change                           (349)                (858)

Cumulative Effect of Accounting Change,
Net of Income Taxes                           1,377                   -

Net Income (Loss)                       $     1,028          $      (858)

      Less Dividend Requirements
      for Preferred Stock                      (245)                (245)

NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCK                       $       783          $    (1,103)

Average Common Shares Outstanding           398,607              402,733

Per Common Share Amounts

Loss Before Cumulative Effect
of Accounting Change                    $     (1.49)         $     (2.74)

Cumulative Effect of Accounting Change         3.45                   -

Net Income (Loss)                       $      1.96          $     (2.74)


                       IREX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                       March 31         December 31
                                        1995              1994
                                            (In Thousands)
ASSETS

Cash and Cash Equivalents             $      605       $      1,564
Receivables, Net                          45,924             51,758
Inventories                               12,402             10,887
Deferred Income Taxes                      7,997              8,896
Prepaid Expenses                             493              1,027
Excess of Cost and Estimated Contract
Revenue over Actual Billings               7,363              4,563

Total Current Assets                      74,784             78,695

Property and Equipment, Net                3,368              3,481
Other Assets                                 280                384

TOTAL ASSETS                          $   78,432         $   82,560

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Notes Payable                          $   3,159          $   6,007
Current Portion of Long-Term Debt          1,536              1,580
Accounts Payable                           8,099              8,268
Excess of Actual Billings over Cost
and Estimated Contract Revenue             3,481              2,381
Accrued Liabilities                       25,811             28,807

Total Current Liabilities                 42,086             47,043

Long-Term Debt (Less Current Portion)     15,800             15,800

Redeemable Preferred Stock                10,496             10,496

Capital Stock                              1,028              1,028
Paid-in Surplus                              465                472
Retained Earnings                         27,202             26,419
Cumulative Translation Adjustments          (187)              (190)
Treasury Stock at Cost                   (18,332)           (18,347)
ESOP Shares Financed with Debt              (126)              (161)

Total Shareholders' Investment            10,050              9,221

TOTAL LIABILITIES AND
SHAREHOLDERS' INVESTMENT              $   78,432         $   82,560

                      IREX COPRORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Unaudited
                                             Three Months Ended March 31
                                                    1995           1994
                                                   (In Thousands)
Cash Flows from Operating Activities
Net Income (Loss)                              $    1,028      $    (858)
Non-cash items included in net income (loss)
Cumulative Effect of Accounting Change             (1,377)           -
Depreciation and Amortization                         346            420
Deferred Income Taxes                                 -                5
Stock Contributions to Employee Benefit Plans           8            -
Provision for Bad Debts                               104            108

(Increase) decrease in current assets
Receivables                                         5,730            851
Inventories                                        (1,515)          (955)
Prepaid expenses                                      534           (789)
Excess of Cost and Estimated Contract
  Revenue over Actual Billings (Net)               (1,700)        (1,087)

Increase (decrease) in current liabilities
Accounts Payable                                     (169)        (1,410)
Other accrued liabilities                            (720)           101

Net cash provided by (used in)
  operating activities                              2,269         (3,614)

Cash Flows from Investing Activities

Net additions to property and equipment              (233)          (298)
Decrease in other assets                              104            145
Exchange rate changes                                   3            (51)

Net cash used in investing activities                (126)          (204)

Cash Flows from Financing Activities

(Decrease) increase in notes payable               (2,848)         3,754
Payment on debt                                        (9)          (759)
Dividend payments                                    (245)          (245)

Net cash (used in) provided by
  financing activities                             (3,102)         2,750

Net decrease in Cash and Cash Equivalents            (959)        (1,068)

Cash and Cash Equivalents at Beginning of Period    1,564          1,068

Cash and Cash Equivalents at End of Period      $     605    $         0

                        IREX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(1) The consolidated financial statements include the accounts of Irex Corporation ( the company ) and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation .


   The Company is primarily engaged in the business of thermal insulation contracting throughout the United States and Canada. Allied activities include the direct sale of insulation and acoustical materials, the fabrication of insulation materials , and interior contracting .

(2) The Company has authorization for 2,000,000 shares of its common stock with par value of $1.00 per share. At March 31, 1995, 1,028,633 shares were issued , 398,982 shares were outstanding and 629,651 shares were held, at cost , in Treasury stock .

(3) All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Certain funding of the companies defined contribution savings incentive and employee stock ownership plans are treated as non-cash financing
       activities in the consolidated statements of cash flows .   The Company's
       income tax and interest payments for the first three months of 1995 and 1994 were:

                                         1995               1994
   Income Taxes:                     $  856,000         $  197,000
   Interest:                         $  496,000         $   55,000

(4) The Company is self-insured against a portion of its workers' compensation and other insurance risks. The process of determining reserve requirements for losses within its self-insured retention limits utilizes historical trends, involves an evaluation of claims frequency , severity and other factors and also includes the effect of future inflation .

   Effective January 1, 1995, the Company changed its method of measuring the estimated liability for workers' compensation claims. The new method employs actuarial assumption to discount to present value the estimated future payments for these claims using a risk free interest rate. The Company believes this method is preferable because it more accurately reflects the current impact on its financial condition of the future cash outflows . The cumulative effect of this accounting change was $1,377,000 ($2,276,000 less the related tax effect of $899,000) and was included in net income for the three months ended , March 31 , 1995. The impact of this change, exclusive of the cumulative effect, on operating results in the first quarter of 1995 was not significant nor is itexpected to have a significant impact on future results of operations.

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
                                    $13,310,000

                      IREX CORPORATION AND SUBSIDIARIES
                           March 31, 1995 and 1994

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations



Results from Operations

The Company's loss from operations was ($196,000) for the first quarter of 1995, which compares favorably with the ($978,000) loss reported for the first quarter of 1994. Historically , due to the seasonality of the contracting business, the first quarter will report weak earnings for the company .
Loss before the cumulative effect of accounting change was ($349,000) in the first quarter of 1995 , compared to a loss of ($858,000) in the same quarter of last year . The Company recognized the cumulative effect of an accounting change , net of income taxes , of $1,377,000 due to the change in the method of estimating workers' compensation claims liability in the first quarter of 1995. The new method employs actuarial assumptions to discount to present value the estimated future payments for these claims. The impact of this change, exclusive of the cumulative effect, on operating results in the first quarter of 1995 , was not significant .

The following table presents for the periods indicated certain items in the Company's consolidated statements of income as a percentage of total revenue:

                                             Three Months Ended

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


Revenues

Total revenues in 1995 increased by 5.9% as compared to the first quarter of 1994 . Contracting revenue declined 6.3% from prior year results, mainly as a result of increasinly competitve conditions within the construction segment. The Company's distribution business continued to record strong revenue growth increasing by a substantial 26.0% over last year's first quarter . Distribution revenues, which were at a record level for a quarter, accounted for 44.9% of total revenue in the first quarter of 1995, versus 37.8% in the prior year.

Gross Profit

For the three months ended March 31, 1995, gross profit recorded was $12,434,000 which is an increase of $1,731,000 from the $10,703,000 reported in the first quarter of 1994. Gross profit margins were 22.0% for 1995 and 20.1% for 1994. The increase is mainly due to better contract execution in 1995. The adverse weather conditions in the first quarter of 1994 had a significant negative impact on contracting margins achieved in the prior year. Distribution margins were off slightly, however, the strong growth in distribution revenues resulted in a 20.2% increase in gross profits from the activity.

Selling, General and Administrative Expenses

Operating expenses amounted to $12,630,000, an increase of $949,000, or 8.1% from the $11,681,000 reported for the first quarter of last year. Increases of personnel expenses of $334,000 is mainly normal compensation adjustments and growth in employment within the distribution business. During the quarter, distribution added six additional branches which resulted in an increase of 16 full-time salaried positions. Both property related and other administrative costs indicate increases mainly as a result of the above mentioned expansion activities. As a percent of sales, first quarter operating expenses were 22.4% in 1995 compared to 21.9% for 1994.

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

                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The Company's principal subsidiary, ACandS, Inc., is one of a number of defendants in pending lawsuits filed by approximately 69,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business.
ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others. During the first quarter of 1995, ACandS was served with cases involving approximately 7,620 individual plaintiffs. There were 18,122 new plaintiffs in 1994; 20,542 new plaintiffs in 1993; 13,875 new plaintiffs in 1992; 10,090 new plaintiffs in 1991; and 13,214 new plaintiffs in 1990. Of the 1993 filings, over 4,000 were dismissed against ACandS shortly after filing.

It is the pattern in this litigation for suits to be filed as the result of mass screenings of individuals employed at a particular facility, through a particular union local, or by a particular employer. It is ACandS's experience that such suits are often filed with little investigation as to whether the claimant ever had any causative exposure to asbestos-containing products associated with the various named defendants. As a result, historically, about half of the cases filed against ACandS have been closed without payment.

Cases pending against ACandS are now being handled by the Aetna Casualty and Surety Co. with the participation of other insurers that wrote coverage for ACandS. Virtually all of ACandS's liability and defense costs for these cases are being paid by Aetna and other insurance carriers.

Since the beginning of 1981, approximately 79,000 individual claims against ACandS havebeen settled, dismissed or otherwise resolved. Although payments in individual cases have varied considerably, ACandS's percentage of the aggregate liability payments for those cases has been small. As a result, ACandS's average resolution cost for closed cases is very low. The resolution cast per closed case in recent years has been consistent with long-term averages. Historically , payments on behalf of ACandS to resolve consolidated proceedings in jurisdictions which have been difficult for all defendants have exceeded average costs. ACandS anticipates that it will continue to face such proceedings in the future.


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

                        PART 11.  OTHER INFORMATION

On July 29, 1991, the Judicial Panel on Multidistrict Litigation ordered that all asbestos-related bodily injury cases pending in the Federal trial courts and not then in trial should be transferred to Judge Charles R. Weiner in the United States District Court for the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. These proceedings involved less than one-fourth of the cases then pending against ACandS. Judge Weiner has expressed a desire to achieve a global, or comprehensive, resolution of the asbestos-related bodily injury cases in these proceedings. Todate, however, the proceedings have achieved only the settlement of some individual actions and a portion of cases brought by selected plaintiffs' counsel. It is unclear how the Judicial Panel's order and the proceedings before Judge Weiner will ultimately affect the litigation of asbestos-related claims.

On January 15, 1993, certain plaintiffs' counsel and the members of the Center for claims Resolution (an organization of 20 asbestos litigation defendants) filed a class action complaint answer and settlement agreement involving all previously unasserted claims by individuals who have been occupationally exposed to asbestos fibers. The action was filed in the United States District Court for the Eastern District of Pennsylvania and was assigned to Judge Weiner as related to the Multidistrict Litigation proceedings. Judge Weiner, in turn, assigned certain aspects of the proceedings to Judge Lowell A. Reed. In an order dated August 16, 1994, Judge Reed approved the settlement. Judge Reed's approval remains subject to appeal. Due to the complexity of the action and the issues involved, it currently is uncertain what, if any, effect it will have on asbestos-related bodily injury litigation.

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

Given the number of currently pending cases and the rate of new filings, it is anticipated that the aggregate amount to be paid by all defendants for asbestos-related bodily injury claims will be very large. Nevertheless , as noted, ACandS's percentage of aggregate liability payments is expected to remain small. Management, therefore, believes that ACandS's insurance coverage is adequate to ensure that these actions will not have a material adverse effect on the long-term business or financial position of the Company.

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

ACandS's primary insurance carriers, the Aetna Casualty and Surety Co. and the Travelers Insurance Companies, are currently providing ACandS with a defense in these building cases, as well as paying settlements when necessary. Travelers is providing coverage pursuant to a settlement agreement, but Aetna has asserted reservations of rights to later contest both the availability and the amount of coverage. Aetna, nevertheless, continues to make its required payments.

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

Although the availability of coverage for existing and future suits is not resolved, and the aggregate potential loss from these suits may be significant, management believes that ACandS's defenses, potential indemnification and/or contribution rights and insurance coverage are adequate to ensure that these actions will not have a material adverse effect on the long-term business or financial position of the Company.

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

A complete coordinated set of financial and reporting standards for determining the preferability of accounting principles among acceptable alternative principles has not been established by the accounting profession. Thus, we cannot make an objective determination of whether the change in accounting described in the preceding paragraph is to a preferable method. However, we have reviewed the pertinent factors, including those related to financial reporting, in this particular case on a subjective basis, and our opinion stated below is based on our determination made in this manner.

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