Form 10-Q
period 1995-09-30
IREX CORP
filed 1995-11-15
CIK 1952

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549


                  Quarterly Report under Section 13 or 15(d)

                    of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1995            Commission File Number 2-36877


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

                            Yes   X     No


               Common Shares Outstanding (Single Class) 395,515

                      IREX CORPORATION AND SUBSIDIARIES




                       PART I.   FINANCIAL INFORMATION



Item 1.   Financial Statements.

     The condensed financial statements included herein have been prepared by Irex Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclo-sures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regula-tions.

     The financial information presented herein reflects all adjust-ments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presen-tation of the results for the interim periods presented.
     Certain prior period amounts have been reclassified to conform with the current presentation. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

                      IREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                     Third Quarter         Ended September 30
                                   1995          1994       1995         1994
                         (Dollars in Thousands Except Per Common Share Amounts)
Contracting Revenues           $ 31,546      $ 37,319   $ 98,661     $106,586

Distribution and Other Revenues  28,552        25,826     80,723       67,470

       Total Revenues            60,098        63,145    179,384      174,056

Cost of Revenues                 47,513        49,351    140,807      136,257

       Gross Profit              12,585        13,794     38,577       37,799

Selling, General and
   Administrative Expenses       12,301        11,852     37,375       34,644

       Operating Income             284         1,942      1,202        3,155

Interest Expense, Net               436           664      1,355        1,826

       Income (Loss)
         Before Income Taxes       (152)        1,278       (153)       1,329

Income Tax Provision (Benefit)      (64)          556        (79)         578

Income (Loss) Before Cumulative Effect
       of Accounting Change         (88)          722        (74)         751

Cumulative Effect of Accounting Change,
       Net of Income Taxes            -             -      1,377            -

Net Income (Loss)             $     (88)    $     722  $   1,303   $      751

       Less:Dividend Requirements
         for Preferred Stock       (245)         (245)      (735)        (735)

NET INCOME (LOSS) APPLICABLE
       TO COMMON STOCK       $     (333)    $     477  $     568   $       16

Avg. Common Shares Outstanding  396,400       400,506    397,645      401,718

Per Common Share Amounts

Income (Loss) Before Cumulative
     Effect of Acctg. Change $    (0.84)    $    1.19  $   (2.03)  $     0.04

Cumulative Effect of Acctg. Chg.      -             -       3.46            -

Net Income (Loss)            $    (0.84)    $    1.19  $     1.43  $     0.04

                       IREX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                           September 30       December 31
                                              1995              1994
                                                  (In Thousands)
       ASSETS

Cash and Cash Equivalents                   $      628      $      1,564
Receivables, Net                                50,419            51,758
Inventories                                     12,503            10,887
Deferred Income Taxes                            7,925             8,896
Prepaid Expenses                                   589             1,027
Excess of Cost and Estimated Contract
       Revenue over Actual Billings              5,503             4,563

       Total Current Assets                     77,567            78,695

Property and Equipment, Net                      3,224             3,481
Other Assets                                       161               384

           TOTAL ASSETS                     $   80,952        $   82,560

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Notes Payable                                $   7,029         $   6,007
Current Portion of Long-Term Debt                1,454             1,580
Accounts Payable                                 8,994             8,268
Excess of Actual Billings Over Cost and
       Estimated Contract Revenue                2,974             2,381
Accrued Liabilities                             25,043            28,807

       Total Current Liabilities                45,494            47,043

Long-Term Debt (Less Current Portion)           15,100            15,800

Redeemable Preferred Stock                      10,496            10,496

Capital Stock                                    1,028             1,028
Paid-in Surplus                                    466               472
Retained Earnings                               26,987            26,419
Cumulative Translation Adjustments                (139)             (190)
Treasury Stock at Cost                         (18,425)          (18,347)
ESOP Shares Financed with Debt                     (55)             (161)

       Total Shareholders' Investment            9,862             9,221

       TOTAL LIABILITIES AND
       SHAREHOLDERS' INVESTMENT             $   80,952        $   82,560

                       IREX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited

                                          Nine Months Ended September 30
                                              1995              1994
       (In Thousands)
Cash Flows from Operating Activities

Net Income                                  $    1,303         $     751
Non-cash items included in net income
       Depreciation and Amortization               905             1,274
       Deferred Income Taxes                       971                 5
       Stock Contr. to Employee Benefit Plans      (84)              (86)
       Provision for Bad Debts                     291               243

(Increase) decrease in current assets
       Receivables                               1,048            (2,148)
       Inventories                              (1,616)           (1,790)
       Prepaid expenses                            438               (19)
       Excess of Cost and Estimated Contract
         Earnings Over Actual Billings (Net)      (347)              141

(Decrease) increase in current liabilities
       Accounts Payable                            726              (373)
       Other accrued liabilities                (3,764)            1,684

       Net cash used in operating activities      (129)             (318)

Cash Flows from Investing Activities

       Net additions to property and equipment    (648)           (1,016)
       Decrease in other assets                    223               379
       Exchange rate changes                        51              (381)

       Net cash used in investing activities      (374)           (1,018)

Cash Flows from Financing Activities

       Increase in notes payable                 1,022             3,734
       Payment on debt                            (720)             (728)
       Dividend payments                          (735)             (735)

       Net cash (used in) provided by
         financing activities                     (433)            2,271

Net (decr) incr in Cash and Cash Equivalents      (936)              935

Cash and Cash Equivalents at Begin. of Period    1,564             1,068

Cash and Cash Equivalents at End of Period  $      628        $    2,003

                       IREX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



(1) The consolidated financial statements include the accounts of Irex Corporation ( "the Company" ) and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

       The Company is primarily engaged in the business of thermal insulation contracting throughout the United States and Canada. Allied activities include the direct sale of insulation and acoustical materials, the fabrication of insulation materials, and interior contracting.

(2) During 1992, the Company offered to exchange one share of preferred stock with a par value of $1.00 per share for each share of the Company's outstanding common stock up to a maximum of 350,000 common shares.
       A total of 349,864 common shares were exchanged in December 1992 for the redeemable preferred stock. The common shares exchanged were placed in Treasury stock. Dividends on the preferred stock accrue at an annual rate of $2.80 per share. Such dividends are cumulative and payable quarterly in arrears.

       The Company has authorization for 2,000,000 shares of its common stock with a par value of $1.00 per share. At September 30, 1995, 1,028,633 shares were issued, 395,515 shares were outstanding and 633,118 shares were held, at cost, in Treasury stock.

(3) All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Certain funding of the Company's defined contribution savings incentive and employee stock ownership plans are treated as non-cash financing activities in the consolidated statements of cash flows. The Company's income tax and interest payments for the first nine months of 1995 and 1994 were:

                                       1995                          1994

             Income Taxes:         $ 1,205,000                   $   349,000
                 Interest:         $   984,000                   $ 1,249,000

(4) The Company is self-insured against a portion of its workers' compensation and other insurance risks. The process of determining reserve requirements for losses within its self-insured retention limits utilizes historical trends, involves an evaluation of claim frequency, severity and other factors and also includes the effect of future inflation.

   Effective January 1, 1995, the Company changed its method of measuring the astimated liability for workers' compensation claims. The new method employs actuarial assumptions to discount to present value the estimated future payments for these claims, using a risk-free interest rate. The Company believes this method is preferable because it more accurately reflects the current impact on it's financial condition of the future cash outflows. The cumulative effect of this accounting change was $1,377,000 ($2,276,000 less the related tax effect of $899,000) and was included in net income for the nine months ended September 30, 1995. The impact of this change, exclusive of the cumulative effect , on operating results in the first nine months of 1995 was not significant nor is it expected to have a significant impact on future results of operations.

   At January 1, 1995, the estimated undiscounted liability for workers' compensation claims was $13,310,000. The present value of such claims was $11,034,000, using a weighted average discount rate of 7.4%.

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
                                           $13,310,000

                       IREX CORPORATION AND SUBSIDIARIES
                          September 30, 1995 and 1994

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations





Results of Operations

   Operating income for the third quarter of 1995 was $284,000. The similar period for 1994 resulted in income of $1,942,000. For the nine months ended September 30, 1995, operating income was $1,202,000 as compared to $3,155,000 for nine months ended September 30, 1994. Although profitable, the reduction in operating income is mainly a result of continuing competitive pressures and limited execution problems experienced by the Company's contracting operations.

   After the preferred stock dividend requirement, net losses applicable to common shareholders was ($333,000) or ($0.84) per share for the third quarter of 1995. The comparable period of 1994 indicated net income of $477,000 or $1.19 per share. For the nine-month period ending September 30, 1995, a loss after the preferred stock dividend requirement of ($809,000) was incurred versus a profit of $16,000 for the first nine months of 1994. The recognition of an accounting change in the first quarter of 1995 of $1,377,000, net of income taxes, produces net income for September year-to-date results of $568,000.
There were no accounting change effects for 1994 results. For the nine-month period, earnings per common share were $1.43 for 1995 compared to $0.04 for 1994.

   The following table presents, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of total revenue:

                                Three Months Ended        Nine Months Ended
                                    September 30            September 30
                                  1995       1994          1995       1994
Contracting Revenues              52.5%      59.1%         55.0%      61.2%
Distribution & Other Revenues     47.5%      40.9%         45.0%      38.8%
                                 100.0%     100.0%        100.0%     100.0%

Gross Profit Margin               20.9%      21.8%         21.5%      21.7%
Income from Operations             0.5%       3.1%          0.7%       1.8%
Net Income (Loss) Before          (0.1%)      1.1%         (0.1%)      0.4%
   Accounting Change

Revenues

   Contracting revenues are down significantly (15.5%) from the third quarter of last year . Year-to-date contracting revenues were $98,661,000, which are down 7.4% from prior-year revenues of the same period that amounted to $106,586,000.

   Distribution revenues continue on a record pace at levels significantly exceeding prior yesr periods for both the quarter and nine months ended September 30. For the quarter ended September 30, 1995, distribution revenues were $28,552,000 which is a 10.6% increase over revenues of $25,826,000 reported for the same period of 1994. For the nine-month period ended September 30, 1995 distribution revenues were 19.6% over prior year levels. Distribution revenues amounted to $80,723,000 for 1995 versus $67,470,000 for 1994 .


Gross Profit

   For the third quarter ended September 30, 1995, gross profit was $12,585,000, down 7.8% from the 13,794,000 reported for prior year third quarter. Gross profit margins were 20.9% and 21.8% for the respective periods. In addition to competitive conditions, the previously mentioned execution problems in the contracting businesses had a negative impact on these results. For nine months ended September 30 , gross profit margins are similar totaling 21.5% for 1995 and 21.7% for 1994. Through the aforementioned growth of the distribution activities, gross profit dollars have increased 2.1% to $38,577,000 for the nine months of 1995 versus $37,799,000 for the same period of 1994.


Selling, General and Administrative Expenses

   Operating expenses amounted to $12,301,000 for the quarter ended
September 30, 1995, an increase of 3.8% for the period. Prior year expenses for the similar period totaled $11,852,000. For the nine-month period , expenses $37,375,000 for 1995 and $34,644,000 for 1994. This increase is reflective of the additional distribution locations that have been added since the first quarter of 1995. Distribution has added six additional branches which resulted in an increase of 16 full-time salaried positions. Year-to-date expenses as a percentage of sales has risen slightly to 20.8% in 1995 from 19.9% in 1994.


Financial Condition and Liquidity

   Significant improvements over prior year-end results continue. Accounts receivable have declined over $1.0 million. The Company at September 30, 1995, had working capital of $32.1 million and shareholders' equity (excluding preferred stock) of $9.9 million. Working capital at December 31, 1994, was $31.7 million and shareholders' equity was $9.2 million.

   Total short-term lines of credit of $22.8 million at September 30, 1995, remain adequate to provide sufficient liquidity for operations. Outstanding balances under these unsecured lines of credit at September 30, 1995, were $7.0 million, an increase of $1.0 million from December 31, 1994. Long-term debt , excluding the current portion, is $15.1 million at September 30, 1995.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The Company's principal subsidiary, ACandS, Inc., is one of a number of defendants in pending lawsuits filed by approximately 86,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business.
ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others. During the first three quarters of 1995, ACandS was served with cases involving approximately 29,419 individual plaintiffs. There wer 18,122 new plaintiffs in 1994; 20,542 new plaintiffs in 1993; 13,875 new plaintiffs in 1992; 10,090 new plaintiffs in 1991; and 13,214 new plaintiffs in 1990. Of the 1993 filings, over 4,000 were dismissed against ACandS shortly after filing. Based on the information currently available to it, ACandS beleives that the increased number of filings in 1995 is largely attributable to temporary factors, including efforts by plaintiffs to file claims before the effective date of tort reform statutes in Texas and other jurisdictions.

It is the pattern in this litigation for suits to be filed as the result of mass screenings of individuals employed at a particular facility, through a particular union local, or by a particular employer. It is ACandS's experience that such suits are often filed with little investigation as to whether the claiment ever had any causative exposure to asbestos-containing products associated with the various named defendants. As a result , historically, about half of the cases filed against ACandS have been closed without payment.

Cases pending against ACandS are now being handled by the Aetna Casualty and Surety Co. with the participation of other insurers that wrote coverage for ACandS. Virtually all of ACandS's liability and defense costs for thes cases are being paid by Aetna and other insurance carriers.

Since the beginning of 1981, approximately 84,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. Although payments in individual cases have varied considerably, ACandS's percentage of the aggregate liability payments for those cases has been small. As a result, ACandS's average resolution cost for closed cases is very low. The resolution cost per closed case in recent years has been consistent with long-term averages. Historically, payments on behalf of ACandS to resolve consolidated proceedings in jurisdictions which have been difficult for all defendants have exceeded average costs. ACandS anticipates that it will continue to face such proceedings in the future.


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

                           PART II.  OTHER INFORMATION

On July 29, 1991, the Judicial Panel on Multidistrict Litigation ordered that all asbestos related bodily-injury cases pending in the Federal trial courts and not then in trial should be transferred to Judge Charles R. Weiner in the United States District Court for the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. These proceedings involved less than one-fourth of the cases then pending against ACandS. Judge Weiner has expressed a desire to achieve a global, or comprehensive, resolution of the asbestos-related bodily injury cases in these proceedings. To date, however , the proceedings have achieved only the settlement of some individual actions and a portion of cases brought by selected plaintiffs' counsel. It is unclear how the Judicial Panel's order and the proceedings before Judge Weiner will ultimately affect the litigation of asbestos-related claims.

On January 15, 1993, certain plaintiffs' counsel and the members of the Center for Claims Resolution (an organization of 20 asbestos litigation defendants) filed a class action complaint, answer and settlement agreement involving all previously unasserted claims by individuals who have been occupationally exposed to asbestos fibers. The action was filed in the United States District Court for the eastern district of Pennsylvania and was assigned to Judge Weiner as related to the Multidistrict Litigation proceedings. Judge Weiner , in turn, assigned certain aspects of the proceedings to Judge Lowell A. Reed. In an order dated August 16, 1994, Judge Reed approved the settlement. Judge Reed's approval remains subject to appeal. Due to the complexity of the action and the issues involved, it currently is uncertain what, if any, effect it will have on asbestos-related bodily injury litigation.

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

ACandS has secured the commitment through final settlement agreements of a large percentage of the very substantial insurance coverage applicable to its asbestos-related bodily injury claims. ACandS believes it will secure significant additional coverage, if needed, from those insurers which have not to date settled with ACandS .

Given the number of currently pending cases and the rate of new filings, it is anticipated that the aggregate amount to be paid by all defendants for asbestos-related bodily injury claims will be very large. Nevertheless, as noted, ACandS's percentage of aggregate liability payments is expected to remain small. Management, therefore, believes that ACandS's insurance coverage is adequate to ensure that these actions will not have a material adverse effect on the long-term business or financial position of the Company.

                          PART II.  OTHER INFORMATION

ACandS is also one of a number of defendants in eight actions by the owners of schools and other buildings seeking to recover costs associated with the replacement or treatment of installed asbestos-containing products. These cases involve school buildings, public buildings, and office buildings. One of the cases is an alleged class action.

ACandS has substantial defenses to the actions, including defenses based upon the character of its operations and the fact that ACandS did not manufacture the asbestos-containing products involved. Moreover, ACandS potentially has ACandS potentially has indemnification and/or contribution claims against the product manufacturers. To date, ACandS has been dismissed from 101 cases, largely on the basis it had no connection with the products at issue in the claimants' buildings, and has agreed to settle 14 claims. The aggregate amount paid has been very small in the context of this litigation. ACandS was not served with any new building-related case in the first three quarters of 1995. Since 1990, only three new building related cases have been served on ACandS.

ACandS's primary insurance carriers, the Aetna Casualty and Surety Co. and the Travelers Insurance Companies, are currently providing ACandS with a defense in these building cases, as well as paying settlements when necessary . Travelers is providing coverage pursuant to a settlement agreement, but Aetna has asserted reservations of rights to later contest both the availability and the amount of coverage. Aetna, nevertheless, continues to make its required payments.

Decisions in litigation involving insurance coverage available for other defendants in asbestos building cases have thus far varied widely. The appellate rulings which have fully considered coverage issues for asbestos building claims to date provide significant coverage for policyholders. The decisions are consistant with ACandS's view that the trend in the courts is to provide broad coverage for asbestos building cases.

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


                                             IREX CORPORATION



Date     November 14, 1995                      J. P. Farrell
                                                J. P. Farrell
                                                 Controller
                                             Duly Authorized Signer