Form 10-K
period 1995-12-31
IREX CORP
filed 1996-04-01
CIK 1952

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1995   Commission file number 2-36877


                                Irex Corporation
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         Pennsylvania                                       23-1712949
  (STATE OR OTHER JURISDICTION OF INC. OR ORG.)  (I. R. S. EMPLOYER IDENT. NO.)


      120 North Lime Street, Lancaster, Pennsylvania          17602
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)


Registrant's telephone number, including area code          (717) 397-3633



Securities registered pursuant to Section 12(b) of the Act:    None



Securities registered pursuant to Section 12(g) of the Act:    None


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes     X          No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of their Form 10-K or any amendment to
this Form 10-K.   [X]

     As of March 6, 1996, 394,357 common shares were outstanding and the aggregate market value of the voting stock (based upon the average bid and asked prices on March 6, 1996) held by nonaffiliates was approximately $5,854,452.


Documents Incorporated by Reference
                                     NONE

                                     PART I

Item 1.    Business

     Irex Corporation ("The Company") is primarily engaged in the business of thermal insulation contracting throughout the United States and Canada. Allied activities include the direct sale of insulation and acoustical materials, the fabrication of insulation materials, and interior contracting. Domestic operations are conducted through four wholly owned subsidiaries: ACandS, Inc.; Specialty Products and Insulation Co. (including Boatwright Insulation Co., a wholly owned subsidiary of Specialty Products and Insulation Co.); CENTIN Corporation; and Spacecon, Inc. Commercial Interior Builders, Inc. has been inactive since Decmber 31, 1992. Through ACandS Contracting Ltd., a wholly owned subsidiary of ACandS, Inc., the Company is engaged in thermal insulation contracting in Canada. In 1995, 55% of total revenues was the result of contract operations and 45% was derived from the direct sale of insulating and acoustical ceiling materials. These percentages are reflective of a trend over the past several years, wherein distribution has been a growing part of the Company's business.

     Substantially all of the Company's insulation contracts are made with private contractors, subcontractors and other builders, and such contracts are normally awarded on the basis of competitive bids. Insulation contracting, as part of the general construction business, has been and continues to be highly competitive. The Company is one of the largest in its field, however, and over the years has maintained good customer relationships, with a significant percentage of its sales attributable to contracts with customers for whom the Company has previously done work.

     As of December 31, 1995, the Company had an unbilled contract backlog of $51.9 million as compared to an unbilled contract backlog of $48.2 million on December 31, 1994. A substantial portion of this backlog can reasonably be expected to be installed during 1996, since the average life cycle of the Company's projects is less than a year. During the past five years, beginning backlog ranged from 30% to 40% of contract revenues during the ensuing year.

     The Company purchases its materials from a number of sources and is not dependent upon any one supplier for any substantial portion of its require-ments. Insulation materials are in plentiful supply and no critical shortages are expected.

     The Company owns or holds no significant patents, licenses, franchises or other concessions. No significant expenditures are made for new product development, since most materials are purchased directly from manufacturers for installation by the Company on projects where the owner or his representatives specify the products to be applied.

     Federal, state and local regulations enacted to protect the environment have not had any material effect upon capital expenditures, earnings or competitive position.


Item 2.    Properties


     The Company owns five properties in Lancaster, Pennsylvania. One is used as the Company's general offices, a two-story brick building containing 21,000 square feet of space. A second is primarily used for general office parking. The third consists mainly of a 29,000 square foot warehouse and shop facility which is used by the Company's subsidiary, Specialty Products and Insulation Co. The fourth, a one-story brick building containing 3,500 square feet of space, is used primarily as headquarters of Specialty Products and Insulation Co. The fifth, a two and one-half story brick building containing 2,500 square feet of space, is predominantly rented to a third party.

     All of the remaining offices, warehouses and fabricating shops of the Company are leased at various locations throughout the United States and Canada. Some district and branch offices share facilities at the same loca-tion, and most offices are divided into both warehouse and office space. A few have fabricating shops connected with the warehouse. There are 81 leased district and branch offices in the United States and two branch offices in Canada.

     The Company also owns construction tools, light trucks, fabricating machinery, and such related equipment as required by its undertakings, all of which are considered to be in good working order and none of which is subject to any major encumbrances. Most of the automotive fleet has been converted to an operating lease arrangement with lease terms of up to four years.


Item 3.    Legal Proceedings


     The Company's principal subsidiary, ACandS, Inc., is one of a number of defendants in pending lawsuits filed by approximately 98,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business. ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others. During 1995, ACandS was served with cases involving approximately 44,904 individual plaintiffs. There were 18,122 new plaintiffs in 1994; 20,542 new plaintiffs in 1993; 13,875 new plaintiffs in 1992; and 10,090 new plaintiffs in 1991. Of the 1993 filings, over 4,000 were dismissed against ACandS shortly after filing.

     The unusually large number of filings in 1995 included 19,730 in Texas, 5,601 from the Maritime Legal Clinic and 4,993 in West Virginia. The Texas filings were predominantly on behalf of out-of-state claimants and were apparently motivated by counsels' efforts to get claims on record before the effective date of a tort reform statute. The West Virginia filings were attributable to efforts to participate in a scheduled consolidated trial. Filings nationwide were apparently also increased during the year by plaintiffs seeking to insure that cases were filed before the passage of possible federal tort reform legislation. Accordingly, ACandS believes that the 1995 filings generally represent an advancement of case filings which will not significantly effect the ultimate number of cases that may be filed.

     It is the pattern in this litigation for suits to be filed as the result of mass screenings of individuals employed at a particular facility, through a particular union local, or by a particular employer. It is ACandS's experience that such suits are often filed with little investigation as to whether the claimant ever had any causative exposure to asbestos-containing products associated with the various named defendants. As an example, although the Maritime Legal Clinic has now pending approximately 13,000 cases against ACandS, ACandS does not believe there is any basis for liability to the merchant seamen the Clinic represents. Because of the pattern, historically, about half of the cases filed against ACandS have been closed without payment.

     The defense of the cases pending against ACandS is now being handled by the Aetna Casualty and Surety Co. with the participation of other insurers that wrote coverage for ACandS. Virtually all of ACandS's liability and defense costs for these cases are being paid by Aetna and other insurance carriers.

     Since the beginning of 1981, approximately 89,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. Although payments in individual cases have varied considerably, ACandS's percentage of the aggregate liability payments for those cases has been small. As a result, ACandS's average resolution cost for closed cases is very low. The resolution cost per closed case in recent years has been consistent with long-term averages. Bankruptcy filings by a number of companies which had been signifi-cant defendants in asbestos cases have not significantly increased the cost of resolving cases. Historically, payments on behalf of ACandS to resolve con-solidated proceedings in jurisdictions which have been difficult for all defen-dants have exceeded average costs. ACandS anticipates that it will continue to face such proceedings in the future.

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

     Subsequently, on January 15, 1993, certain plaintiffs' counsel and the members of the Center for Claims Resolution (an organization of 20 asbestos litigation defendants) filed a class action complaint, answer and settlement agreement involving all previously unasserted claims by individuals who have been occupationally exposed to asbestos fibers, which was assigned to Judge Weiner as related to the Multidistrict Litigation proceedings. In an order dated August 16, 1994, the District Court approved the settlement. This approval remains subject to appeal. The District Court for the Eastern District of Texas has also approved a class settlement of future asbestos cases against Fiberboard Corporation which is also currently on appeal. Due to the complexity of these actions and the claims involved, it is uncertain what impact they will have on the asbestos-related bodily injury litigation.

     Although the large number of pending cases, the continued efforts of certain courts to clear dockets through consolidated or class proceedings, the bankruptcy filings by defendants, efforts toward national solutions, the trans-fer of federal cases to the United States District Court for the Eastern Dis-trict of Pennsylvania, and the Center for Claims Resolution and Fibreboard class actions render prediction uncertain, ACandS expects that its percentage of liability payments will continue to be relatively small.

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

     ACandS is also one of a number of defendants in seven actions by the owners of schools and other buildings seeking to recover costs associated with the replacement or treatment of installed asbestos-containing products. These cases involve school buildings, public buildings, and office buildings. One of the cases is an alleged class action.

     ACandS has substantial defenses to the actions, including defenses based upon the character of its operations and the fact that ACandS did not manufac-ture the asbestos-containing products involved. Moreover, ACandS potentially has indemnification and/or contribution claims against the product manufactur-ers. To date, ACandS has been dismissed from 102 cases, largely on the basis it had no connection with the products at issue in the claimants' buildings, and has agreed to settle 14 claims. The aggregate amount paid has been very small in the context of this litigation. ACandS was not served with any new building-related cases in 1995. Since 1990, only three new building related cases have been served on ACandS.

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


Item 4.    Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

     The Company's Common Stock is traded in limited over-the-counter transac-tions. The number of shares of Common Stock available for trading has been small relative to the total number of shares outstanding, and the trading is sporadic. Price quotations are only binding for a limited number of shares.

     The following table sets forth the high and low bid prices per share and the dividends per share for the periods indicated. Price quotations have been obtained from National Quotation Bureau, Inc.

                                               High Bid            Low Bid
          1994          1st Quarter               19                  15
                        2nd Quarter               17                  14
                        3rd Quarter            14 - 1/4            13 - 1/2
                        4th Quarter            14 - 1/2            13 - 1/2

          1995          1st Quarter               15               13 - 1/2
                        2nd Quarter               19               13 - 1/2
                        3rd Quarter               20               13 - 1/2
                        4th Quarter            20 -1/4                17

     On March 6, 1996, the stock price quotation according to Dean Witter Reynolds, Inc. was 18 bid and offered, and there were 340 record holders of the Company's Common Stock. The total number of shares outstanding is 393,857.
The Company has not paid a cash dividend on its Common Stock during the two-year period ended December 31, 1995. In the foreseeable future, the Company does not expect to pay cash dividends on the outstanding common shares at December 31, 1995.


Item 6.    Selected Financial Data

IREX CORPORATION AND SUBSIDIARIES:

     Following is a consolidated summary of operations for the five years ended December 31, 1995. This summary should be read in conjunction with the consolidated financial statements and notes thereto, which are included in Item 8 of this report.

                          CONSOLIDATED SUMMARY OF OPERATIONS
                           Irex Corporation and Subsidiaries
                                            Year Ended December 31
                                1995        1994      1993      1992      1991

                                (Dollars in thousands, except per share data)
TOTAL REVENUES               $244,441    $240,636  $237,369  $229,033  $220,701
NET INCOME (LOSS)            $  1,778 (1)$  2,227  $   (389) $  1,026  $  3,493
PREFERRED STOCK DIVIDENDS (2)$   (980)   $   (980) $   (980) $   (245) $    -
INCOME (LOSS) APPLICABLE
  TO COMMON SHARES           $    798    $  1,247  $ (1,369) $    781  $  3,493
CASH FLOW FROM OPERATIONS    $   (454)   $  2,770  $ (2,937) $  5,724  $ (1,065)
TOTAL ASSETS                 $ 81,635    $ 82,560  $ 81,483  $ 76,606  $ 77,283
LONG TERM DEBT (3)           $ 12,543    $ 15,800  $ 17,414  $ 18,935  $  8,791
REDEEMABLE PREFERRED STK (2) $ 10,496    $ 10,496  $ 10,496  $ 10,496  $    -
PER COMMON SHARE: (2)
  EARNINGS                   $   2.01    $   3.11  $  (3.36) $   1.03  $   4.63
  CASH DIVIDENDS             $    -      $    -    $    -    $   1.50  $   2.00
  BOOK VALUE                 $  25.59    $  23.14  $  19.94  $  23.35  $  26.77

<F1>
     (1) Includes cumulative effect of accounting change, net of income taxes, of $1,377,000 due to change in the method of estimating workers' compen-sation claims liability. See Note 1 to the accompanying consolidated financial statements.
<F2>
     (2)     See Note 10 to the accompanying consolidated financial statements.
<F3>
     (3)     See Note 8 to the accompanying consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Net income for the year ended December 31, 1995, was $1,778,000 as compared to $2,227,000 for the year ended December 31, 1994. The Company reported a net loss of $(389,000) for the year ended December 31, 1993. Included in the results for 1995 is the cumulative effect of accounting change, net of income taxes, of $1,377,000 due to the change in the method of estimating workers' compensation claims liability. The new method employs actuarial assumptions to discount to present value the estimated future payments of these claims. The impact of this change, exclusive of the cumulative effect, on operating results for 1995 was not significant, nor is it anticipated that it will have a significant effect on future years.

     Net income (loss) applicable to common shareholders after preferred divi-dends was $798,000 for the year ended December 31, 1995, a decrease of 36.0% from the previous year's $1,247,000. For the year ended December 31, 1993, the Company reported a net loss of $(1,369,000) after preferred dividends. Net income (loss) per common share was $2.01, $3.11 and $(3.36) for the years ended December 31, 1995, 1994 and 1993, respectively. For the year ended December 31, 1995, the loss per common share before cumulative effect of accounting change was $(1.46), while the cumulative effect of accounting change increased net income per common share by $3.47.

     Return on average common shareholders' equity, calculated on net income
(loss) applicable to common stock was 8.1%, 15.8% and (15.6)% for each of the years ended December 31, 1995, 1994 and 1993, respectively. The Company's return on average assets, calculated on net income (loss), was 2.2% for the year ended December 31, 1995, as compared to 2.7% and (0.5)% for the years ended December 31, 1994 and 1993, respectively. For the year ended December 31, 1995, the return on average equity and return on average assets before the cumulative effect of accounting change were (5.9%) and .5%, respectively.

     The Company's operating results have been negatively impacted over the past three years by the weak performance of its contracting businesses. A combination of weak economic conditions in certain industries key to the contracting businesses, declining margins as a result of increased competition and execution problems resulting in cost overruns on contracts have contributed to the decline in contracting revenues and earnings. Strong growth and earnings performance from the Company's distribution operations partially offset the negative results from contracting. The following discussion and analysis of results of operations provides additional information on the Company's businesses and should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

     The Company and its subsidiaries operate within the specialty contracting industry (Contracting) and the distribution of products related to that industry (Distribution). Total revenues increased to $244.4 million in 1995, a 1.6% increase from the prior year's total revenue of $240.6 million. Total revenues in 1994 were $237.4 million. Continued strong growth in distribution revenues, which accounted for 45.1%, 38.5% and 33.8% of total revenues in 1995, 1994 and 1993, respectively, more than offset declining revenues from contract-ing. Distribution revenues increased by $17.5 million, or 18.8%, to a record $110.2 million during 1995. This compares favorably with the 15.5% increase in distribution revenues, an increase of $12.4 million, reported for 1994. Distribution revenues were $92.8 million and $80.3 million in 1994 and 1993 , respectively. During the three-year period ended December 31, 1995, contract-ing revenues have steadily declined. Contracting revenues of $134.2 million in 1995, represented a decline of $13.7 million or 9.2% from contracting revenues of $147.9 million in 1994. Contracting revenues in 1994 also declined by $9.2 million from $157.1 million for 1993. A major contributor to the decline in contracting revenues has been the reduction in revenues from the power genera-tion industry. During this three-year period such revenues have declined from 40% to 25% of contracting revenues. While no one customer or contract from the power generation industry represents an unusual risk, the Company continues to pursue greater diversification of its sources of contracting revenues.

     Gross profit declined in 1995 to $52.8 million as compared to $53.3 million for 1994. This decline in gross profit is attributable to the decline in contracting revenues and the negative impact of losses sustained on a number of contracting jobs during the three-year period. Individual contracts with a loss in excess of $100,000 totaled $2.6 million in 1995, $1.1 million in 1994 and $1.3 million in 1993. The increase in 1995 is attributable to a $1.4 million cost overrun on one major project. Gross profit from contracting declined to $27.7 million from $32.2 million in 1994 and $33.6 million in 1993. Conversely, the gross profit contribution from distribution has increased steadily during this same period. Distribution gross profit was $25.1 million, representing an increase of 19.0% over the $21.1 million reported for 1994. Distribution gross profit amounted to $18.2 million in 1993. The growth in revenues accounts for substantially all of the increase, as distribution margins, gross profit dollars expressed as a percentage of revenues, have remained fairly stable during the three-year period.

     Selling, general and administrative (operating) expenses increased by $2.8 million, or 6.1%, to $50.0 million. Operating expenses were $47.2 million in 1994 and $50.4 million in 1993. The growth in operating expenses in 1995 is primarily attributable to expansion of the distribution business, which added six additional branches between the fourth quarter of 1994 and the first quarter of 1995. Full-time salaried employees within the distribution business increased by 20 during 1995. The Company's total salaried employees at December 31, 1995, was 465 as compared to 443 and 476 at year end 1994 and 1993, respectively. Personnel expenses account for approximately 60% of total operating expenses. The decline in operating expenses in 1994 was due to the reduction in salaried employees and action taken by management to offset the weakness in the Company's contracting operations. Such actions included a six-month salary freeze for all employees. Depreciation and amortization expense decreased by $.6 million in 1995 and $.5 million in 1994 primarily as a result of the declining impact of the amortization of the Company's major investment in the upgrade of its computer hardware and management information systems. Substantially all of the capitalized costs of this project have been written-off as of December 31, 1995. For the three years ended December 31, 1995, 1994, and 1993, operating expenses expressed as a percentage of revenues were 20.5%, 19.6% and 21.2%, respectively.

     Operating income of $2.7 million in 1995 represented a significant decline from the $6.1 million earned in 1994. The decline of $3.4 million is solely attributable to contracting operations. Operating income for 1993 was $1.4 million. Operating income expressed as a percentage of revenues was 1.1%, 2.5% and 0.6% for 1995, 1994 and 1993, respectively.

FINANCE AND LIQUIDITY

     The Company has continued to focus on the effective management of its working capital position. While the strong growth in the distribution business has contributed to an increase in accounts receivable, the rate of growth has slowed considerably over the three-year period. The addition of six new distribution branches has increased inventories over the past two years. The contracting operations have made significant process in resolving claims, reducing the amount carried to $460,000 at December 31, 1995, from $1,759,000 at the prior year end. While continuous improvement is reflected in these areas, management continues to focus on several programs which will ultimately improve its turnover of accounts receivable and distribution and contract inventories. Contract backlog was $51.9 million at December 31, 1995. This represents an increase from the contract backlog of $48.2 million at 1994 year's end. The contract backlog at December 31, 1993, was $50.7 million.

     Capital expenditures in 1995 were $1.1 million, versus $1.0 million in 1994 and $1.2 million in 1993. Management does not foresee any significant capital expenditures in the near term other than the normal replacement of equipment.

     Total debt outstanding at December 31, 1995 was $24.6 million compared to $23.4 million at December 31, 1994. Available short-term lines of credit as of December 31, 1995 were $22.7 million of which $8.8 million was in use. Credit lines available continue to provide adequate flexibility for operations. Beginning May 1, 1993, the Company began repaying $7 million of senior notes in semi-annual installments of $700,000. Total payments of $1.4 million were made in both 1995 and 1994. At November 1, 1995, the company prepaid the remaining 10.41% unsecured senior notes, at a premium of 102% of principal amount. The Company funded the prepayment with a 7.3% unsecured term note. During 1992, the Company obtained $13 million of long-term debt financing at a fixed rate of interest, which was used to reduce the Company's dependence on short-term debt. See Note 8 to the accompanying financial statements for more information on the Company's borrowings.

PREFERRED STOCK ISSUANCE AND DIVIDENDS

     During 1992, the Company exchanged 349,864 shares of redeemable preferred stock for an equal number of the Company's outstanding common shares. The common shares exchanged were included in Treasury Stock at December 31, 1995

     Dividends on the preferred stock accrue at an annual rate of $2.80 per share. In the foreseeable future, the Company does not expect to pay cash dividends on the outstanding common shares at December 31, 1995.

INCOME TAXES

     The effective tax rate was 51.8% in 1995 compared to 43.5% in 1994 and 2.3% in 1993. The rise in the effective tax rate in 1995 in largely attribut-able to the decline in operating income. The 1993 effective tax rate was impacted by the net provision for state income taxes exceeding the federal tax benefit derived from that year's operating loss. The impact of the overall effective state rate on deferred tax assets coupled with the fact that several of the states within which the Company operates do not provide for the carryback or carryforward of operating losses, resulted in the Company's effective state tax rate increasing to 32.2% in 1993 as compared to 8.6% in 1995 and 3.8% in 1994.

     Current deferred income tax assets were $8.3 million at December 31, 1995, compared to $8.9 million at year end 1994. The Company has determined that no valuation allowance for the deferred income tax asset is required as of December 31, 1995 and 1994, as the future realization of such tax benefits is considered to be more likely than not through the combination of carryback availability, certain tax planning strategies that would allow for acceleration of deductible temporary differences to utilize remaining carryback availability and through expected future taxable income. Future taxable income must be approximately $11.2 million in order to realize the portion of deferred tax assets not realizable through carryback availability or tax planning strate-gies.


Item 8.     Financial Statements and Supplementary Data

     1.     Irex Corporation and Subsidiaries:
            (a)     Report of Independent Public Accountants

            (b)     Consolidated Balance Sheets -- December 31, 1995 and 1994

            (c) Consolidated Statements of Income for the Three Years Ended December 31, 1995, 1994 and 1993

            (d) Consolidated Statements of Shareholders' Investment for the Three Years Ended December 31, 1995, 1994 and 1993

            (e) Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1995, 1994 and 1993

            (f) Notes to Consolidated Financial Statements -- December 31, 1995, 1994 and 1993

            (g)     Schedules:

                      II   Valuation and Qualifying Accounts for the Three
Years Ended December 31, 1995, 1994 and 1993


                       All other schedules are omitted as not applicable because the required matter or conditions are not present.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of
Directors, Irex Corporation:

We have audited the accompanying consolidated balance sheets of Irex Corpora-tion (a Pennsylvania corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' invest-ment and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Irex Corporation and subsid-iaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As explained in Note 1 to the financial statements, effective January 1, 1995, the Company changed its method of accounting for the estimated liability for workers' compensation claims.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Lancaster, Pa.
   February 16, 1996

                                    IREX CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS
                                             December 31                                                     December 31
                                                                                   LIABILITIES AND
        ASSETS                               1995         1994             SHAREHOLDERS' INVESTMENT           1995         1994
CURRENT ASSETS:                                                    CURRENT LIABILITIES:
  Cash and cash equivalents (Note 5)   $   411,000 $  1,564,000      Notes payable to banks (Note 8)      8,756,000    6,007,000
   Receivable, less reserves of                                      Current portion of LTD (Note 8)      3,257,000    1,580,000
   $1,440,000 in 1995 and $1,430,000                                 Accounts payable                     8,164,000    8,268,000
   in 1994                              51,639,000   51,758,000      Billings in excess of actual cost
   Inventories of mater. and supp., at                                and estimated earnings on
    the lower of cost (first-in, first-                               contracts in process (Note 1 and 2) 2,546,000    2,381,000
    out) or market                      12,367,000   10,887,000      Accrued workers' compensation Ins.  10,260,000   13,310,000
   Actual costs and est. earnings on                                 Accrued liabilities (Note 11)       15,535,000   15,369,000
    contracts in process in excess of                                Accrued income taxes (Note 3)         ---           128,000
        billings (Notes 1 and 2)         4,675,000    4,563,000        Total current liabilities         48,518,000   47,043,000
   Prepaid income taxes (Note 3)           303,000      ---
   Other prepaid expenses                  624,000    1,027,000      LONG-TERM DEBT, less current
   Deferred inc. taxes (Notes 1 and 3)   8,298,000    8,896,000      portion (Note 8)                    12,543,000   15,800,000

          Total current assets          78,317,000    78,695,000   REDEEMABLE PREFERRED STOCK, $1
                                                                     par value; authorized 2,000,000 shares;
                                                                     issued and outstanding 349,864 shares
                                                                     in 1995 and 1994 (Note 10)          10,496,000   10,496,000

                                                                   SHAREHOLDERS' INVESTMENT:
                                                                     Common stock $1 par value;
                                                                     authorized 2,000,000 shares; issued
                                                                     1,028,633 shares; outstanding 393,857
                                                                     shares in 1995 and 398,482 shares
                                                                     in 1994                              1,028,000    1,028,000
PROPERTY AND EQUIPMENT,                                              Paid-in surplus                        465,000      472,000
      at cost (Note 1):                                              Retained earnings                   27,217,000   26,419,000
      Land                                 178,000       178,000     Cumulative translation adjustments
      Buildings and improvements         3,310,000     3,086,000     (Note 1)                              (158,000)    (190,000)
      Machinery and equipment            7,726,000     8,066,000                                         28,552,000   27,729,000
                                        11,214,000    11,330,000     Treasury stock, 634,776 shares in 1995 and
                                                                      630,151 shares in 1994, at cost   (18,474,000) (18,347,000)
      Less - Accumulated depreciation    8,015,000     7,849,000
                                                                     Employee Stock Ownership Plan
                                         3,199,000     3,481,000      shares financed with debt (Note 7)    ---         (161,000)

OTHER ASSETS (Note 1)                      119,000       384,000        Total shareholders' investment   10,078,000    9,221,000

                                      $ 81,635,000  $ 82,560,000                                      $  81,635,000 $ 82,560,000

            The accompanying notes are an integral part of these statements.

                      IREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                                              Year Ended December 31

                                       1995         1994        1993
  REVENUES (Note 1):
       Contracting                 $134,215,000 $147,885,000 $157,054,000
       Distribution and other       110,226,000   92,751,000   80,315,000

       Total revenues               244,441,000  240,636,000  237,369,000

  COST OF REVENUES (Note 1)         191,683,000  187,367,000  185,617,000

       Gross profit                  52,758,000   53,269,000   51,752,000

  SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES       50,022,000   47,165,000   50,369,000

       Operating income               2,736,000    6,104,000    1,383,000

  INTEREST AND DIVIDEND INCOME           91,000       68,000      339,000

  INTEREST EXPENSE                   (1,995,000)  (2,231,000)  (2,102,000)

     Income (loss) before income taxes  832,000    3,941,000     (380,000)

  INCOME TAX PROVISION (Notes 1 and 3)  431,000    1,714,000        9,000

  INCOME (LOSS) BEFORE CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE         401,000    2,227,000     (389,000)

  CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE,
     net of income taxes
     of $899,000 (Note 1)             1,377,000        -            -

  NET INCOME (LOSS)               $   1,778,000 $  2,227,000 $   (389,000)

       Dividend Requirements for
          Preferred Stock (Note 10)    (980,000)    (980,000)    (980,000)

  NET INCOME (LOSS) APPLICABLE TO
       COMMON STOCK               $     798,000 $  1,247,000 $ (1,369,000)

  AVERAGE COMMON SHARES
       OUTSTANDING                      397,127      401,156      407,823

  PER COMMON SHARE AMOUNTS:

       (Loss) Income Before Cumulative Effect
         of Accounting Change     $       (1.46)$       3.11 $      (3.36)

       Cumulative Effect of
            Accounting Change     $        3.47 $         -  $         -

       Net Income (Loss)          $        2.01 $       3.11 $      (3.36)




        The accompanying notes are an integral part of these statements.

                                    IREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                                                                   Cumulative                   ESOP Shares
                              Common        Paid-in    Retained   Translation      Treasury     Financed
                               Stock        Surplus    Earnings    Adjustments      Stock       With Debt

BALANCE, JANUARY 1, 1993  $  1,028,000 $    460,000 $ 26,541,000 $     (66,000) $(17,995,000) $   (411,000)

    Net loss                     ---         ---       (389,000)      ---               ---            ---
    Cash dividends on preferred
       stock                     ---         ---       (980,000)      ---               ---            ---
    Debt repayments by Employee
       Stock Ownership Plan      ---         ---          ---         ---               ---        120,000
    Translation adjustments      ---         ---          ---          (50,000)         ---            ---
    Reissuance of common stock   ---        12,000        ---         ---            114,000           ---
    Repurchase of common stock   ---         ---          ---         ---           (355,000)          ---

BALANCE, DECEMBER 31, 1993   1,028,000     472,000   25,172,000       (116,000)  (18,236,000)      (291,000)

    Net income                   ---         ---      2,227,000       ---               ---            ---
    Cash dividends on preferred
       stock                     ---         ---       (980,000)      ---               ---            ---
    Debt repayments by Employee
       Stock Ownership Plan      ---         ---          ---         ---               ---         130,000
    Translation adjustments      ---         ---          ---       (74,000)            ---            ---
    Repurchase of common stock   ---         ---          ---         ---           (111,000)          ---

BALANCE, DECEMBER 31, 1994   1,028,000     472,000   26,419,000    (190,000)     (18,347,000)      (161,000)

    Net income                   ---         ---      1,778,000       ---               ---           ---
    Cash dividends on preferred
       stock                     ---         ---       (980,000)      ---               ---           ---
    Debt repayments by Employee
       Stock Ownership Plan      ---         ---          ---         ---               ---         161,000
    Translation adjustments      ---         ---          ---        32,000             ---           ---
    Exercise of stock options    ---        (7,000)       ---         ---             15,000          ---
    Repurchase of common stock   ---         ---          ---         ---           (142,000)         ---

BALANCE, DECEMBER 31, 1995$  1,028,000 $   465,000 $ 27,217,000 $  (158,000)    $(18,474,000)  $      ---


            The accompanying notes are an integral part of these statements.

                       IREX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Year Ended December 31

                                             1995        1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    $ 1,778,000  $ 2,227,000  $ (389,000)
  Reconciliation of net income (loss) to net cash
  (used for) provided by operating activities-
  Cumulative effect of acctg. change    (1,377,000)      ---          ---
  Depreciation and amortization          1,494,000    2,030,000   2,666,000
  Deferred income tax benefit             (301,000)    (128,000)   (452,000)
  Prov. for losses on acct receivable    1,096,000    1,092,000     901,000
  (Increase) decrease in operating assets-
  Receivables                             (977,000)  (1,545,000) (5,459,000)
  Inventories                           (1,480,000)  (1,388,000)    804,000
  Actual cost and estimated earnings on contracts
  in process in excess of billings, net     53,000     (434,000) (1,587,000)
  Prepaid income taxes                    (303,000)   1,041,000  (1,041,000)
  Other prepaid expenses                   403,000     (254,000)    185,000
  (Decrease) increase in operating liabilities-
  Accounts payable                        (104,000)    (674,000)  2,416,000
  Accrued income taxes                    (128,000)     128,000  (1,106,000)
  Accrued liab. and workers' compensation (608,000)     675,000     125,000
       Net cash (used for) provided by
         operating activities             (454,000)   2,770,000  (2,937,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment   (1,095,000)    (963,000) (1,236,000)
  Proceeds from sales of P & E              99,000       74,000     110,000
  Decrease (increase) in other assets       81,000      (81,000)   (332,000)
       Net cash used for invest. act.     (915,000)    (970,000) (1,458,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrow. from revol. lines          2,749,000    1,225,000   4,365,000
  Proceeds from long-term debt           2,800,000       ---         ---
  Payments on long-term debt            (4,219,000)  (1,438,000) (1,432,000)
  Dividends paid                          (980,000)    (980,000)   (980,000)
  Reissuance of common stock                 8,000        ---         ---
  Repurchase of common stock              (142,000)    (111,000)   (355,000)
  Other                                      ---          ---        82,000
       Net cash provided by (used for)
          financing activities             216,000   (1,304,000)  1,680,000

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                      (1,153,000)     496,000  (2,715,000)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                      1,564,000    1,068,000   3,783,000
CASH AND CASH EQUIVALENTS,
  END OF YEAR                          $   411,000  $ 1,564,000 $ 1,068,000

         The accompanying notes are an integral part of these statements.

                     IREX CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994 AND 1993



1. PRINCIPLES OF CONSOLIDATION AND ACCOUNTING POLICIES:

The following summarizes the significant accounting policies employed by Irex Corporation (the Company) and subsidiaries.

Principles of Consolidation

The consolidated financial statements include the accounts of Irex Corporation and its subsidiaries, all of which are wholly owned. All significant intercom-pany accounts and transactions have been eliminated in consolidation.

In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," gains and losses resulting from foreign currency transactions during the year are included in operating results, while gains and losses resulting from translation of the financial statements of the Company's Canadian subsidiary at the end of the year are reflected as cumulative t-ranslation adjustments in shareholders' investment. Foreign currency transac-tion gains and losses in 1995, 1994 and 1993 were not material.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Methods of Accounting for Revenues

Revenues from lump-sum basis construction contracts are recognized on the percentage of completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management considers this to be the best available measure of progress on these contracts. Revenues from time and material contracts are recognized on the basis of costs incurred during the period plus the fee earned.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and contract settlements, result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Distribution and other revenues consist primarily of outright sales of pur-chased insulation and acoustical products.


Reserves for Certain Self-Insured Business Risks

The Company is self-insured against a portion of its workers' compensation and other insurance risks. The process of determining reserve requirements for losses within its self-insured retention limits utilizes historical trends, involves an evaluation of claim frequency, severity and other factors and also includes the effect of future inflation.

Effective January 1, 1995, the Company changed its method of measuring the estimated liability for workers' compensation claims. The new method employs actuarial assumptions to discount to present value the estimated future payments for these claims, using a risk-free interest rate. The Company believes this method is preferable because it more accurately reflects the current impact on its financial condition of the future cash outflows. The cumulative effect of this accounting change was $1,377,000 ($2,276,000 less the related tax effect of $899,000) and was included in net income for the year ended December 31, 1995. The impact of this change, exclusive of the cumula-tive effect, on operating results during 1995 was not significant nor is it expected to have a significant impact on future results of operations.

At December 31, 1995, the estimated undiscounted liability for workers' compensation claims was $13,399,000. The present value of such claims was $10,260,000, using a weighted average discount rate of 7.17%.

The expected future payments as of December 31, 1995, on an undiscounted basis, are as follows:

               1996                                   $3,581,000
               1997                                    2,012,000
               1998                                    1,450,000
               1999                                    1,127,000
               2000                                      913,000
               2001 and thereafter                     4,316,000
                                                     $13,399,000

Income Taxes

Deferred income taxes are not provided on the undistributed earnings of the Company's Canadian subsidiary since taxes payable upon distribution, net of foreign tax credits, are not expected to be significant. At December 31, 1995, the cumulative amount of such undistributed earnings was $1,155,000.

Property and Equipment

Property and equipment are depreciated using principally the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged against income as incurred.

                 Classification                        Estimated Useful Lives


           Buildings                                      15 to 30 years
           Leasehold improvements                          3 to 10 years
           Machinery and equipment                         3 to  7 years


Other Assets

Beginning in 1990, the Company initiated a significant project to improve its management information systems, including the lease of new computer hardware and the purchase of a comprehensive software package. The Company has incurred certain costs, including training and other fees paid to the software vendor and others, in connection with the implementation of the new system. Such costs have been capitalized in Other Assets and are being amortized over periods from three to five years.

Concentration of Business

The Company and its subsidiaries operate within the specialty contracting industry and the distribution of products related to that industry.

For the years ended December 31, 1995, 1994 and 1993, no one customer accounted for more than 10% of revenues. The Company's contracting and distribution businesses purchase materials for use in contracts or resale from a limited number of major suppliers. Such concentration is normal for the industry and does not present an unreasonable risk or vulnerability to the Company. Based on completed contracts, between 25% and 40% of contracting revenues were derived from the power generation industry during the three-year period ended December 31, 1995. This concentration does not represent an unusual risk as contracts are widely disbursed by geography and customer.


2. CONTRACTS IN PROCESS:

Contracts in process as of December 31 are comprised of the following elements:

                                                1995                1994

          Costs and estimated
            earnings on
            uncompleted contracts           $  74,687,000       $ 77,267,000

          Less:  Billings on
            uncompleted contracts             (72,558,000)       (75,085,000)

               Net                          $   2,129,000       $  2,182,000


Contracts in process as of December 31 are reflected in the accompanying balance sheets under the following captions:

                                                 1995                 1994

     Actual costs and estimated
       earnings on contracts in
       process in excess of billings         $ 4,675,000         $  4,563,000

     Billings in excess of actual
       costs and estimated earnings
       on contracts in process                (2,546,000)          (2,381,000)

                                            $  2,129,000         $  2,182,000

Actual costs incurred on contracts in process in excess of billings includes contract costs attributable to claims in the amount of $460,000 and $1,759,000 at December 31, 1995 and 1994, respectively. Contract costs related to claims are carried at the lower of actual costs incurred or estimated net realizable value.


3. INCOME TAXES:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Deferred income taxes are computed based on the differences between financial reporting and income tax reporting bases of assets and liabilities using enacted tax rates. The impact of changes in tax rates is reflected in income in the period in which the change is enacted. In conformity with SFAS 109, deferred tax assets are classified as current based on the financial reporting classification of the related liabilities and assets which give rise to temporary book/tax differences. The deferred tax asset relates to the follow-ing temporary differences:


                                                   1995             1994
          Insurance reserves                   $  6,573,000    $  7,157,000
          Bad debt reserves                         549,000         532,000
          Uniform cost capitalization on
            inventories                             457,000         416,000
          Pension and other benefits                493,000         589,000
          Contracts                                 510,000         482,000
          Other                                    (284,000)       (280,000)
                                               $  8,298,000    $  8,896,000


The Company has determined that no valuation allowance for the deferred tax asset is required as of December 31, 1995 and 1994, as the future realization of such tax benefits is considered to be more likely than not through the combination of carryback availability, certain tax planning strategies that would allow for acceleration of deductible temporary differences to utilize remaining carryback availability and through expected future taxable income.

Income (loss) before income taxes is comprised of the following components:

                                     1995           1994          1993

          Domestic               $ 3,505,000    $ 3,762,000   $ (370,000)
          Foreign                   (397,000)       179,000      (10,000)
                                 $ 3,108,000    $ 3,941,000   $ (380,000)

Income tax provision (benefit)
     consists of:
                                     1995           1994          1993
          Currently payable:
            Federal              $   601,000    $ 1,493,000   $  447,000
            State                    329,000        259,000       19,000
            Foreign                 (198,000)        90,000       (5,000)

       Total currently payable       732,000      1,842,000      461,000

          Deferred:
       Federal                       (80,000)       (95,000)     (572,000)
       State                        (221,000)       (33,000)      120,000

          Total deferred            (301,000)      (128,000)     (452,000)
                                           (1)
     Total                       $   431,000    $ 1,714,000   $     9,000


       (1) Excludes provision of $899,000 as of January 1, 1995, from the cumulative effect of the change in accounting (see Note 1).


The effective income tax rate is different from the statutory Federal income tax rate as indicated below:
                                                  1995       1994       1993
     Statutory federal income tax
       rate (benefit)                             34.0%      34.0%     (34.0%)
     State income taxes ($108,000,
       $226,000 and $139,000), net
       of federal benefit                          8.6        3.8       32.2
     Meals and entertainment (50% disallowance)   17.7        3.3         -
     Effects of foreign taxes                     (7.6)       0.7       (0.6)
     Other, net                                   (0.9)       1.7        4.7

          Effective income tax rate               51.8%      43.5%       2.3%

The changes in the effective state income tax rate are due to the impact of state rate changes on deferred tax assets, as well as the changes in the sources of the Company's state taxable income.


4. CLAIMS AND CONTINGENCIES:

The Company's principal subsidiary, ACandS, Inc., is one of a number of defendants in pending lawsuits filed by approximately 98,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business. ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others. During 1995, ACandS was served with cases involving approximately 44,904 individual plaintiffs. There were 18,122 new plaintiffs in 1994; 20,542 new plaintiffs in 1993; 13,875 new plaintiffs in 1992; and 10,090 new plaintiffs in 1991. Of the 1993 filings, over 4,000 were dismissed against ACandS shortly after filing.

The unusually large number of filings in 1995 included 19,730 in Texas, 5,601 from the Maritime Legal Clinic and 4,993 in West Virginia. The Texas filings were predominantly on behalf of out-of-state claimants and were apparently motivated by counsels' efforts to get claims on record before the effective date of a tort reform statute. The West Virginia filings were attributable to efforts to participate in a scheduled consolidated trial. Filings nationwide were apparently also increased during the year by plaintiffs seeking to insure that cases were filed before the passage of possible federal tort reform legislation. Accordingly, ACandS believes that the 1995 filings generally represent an advancement of case filings which will not significantly effect the ultimate number of cases that may be filed.

It is the pattern in this litigation for suits to be filed as the result of mass screenings of individuals employed at a particular facility, through a particular union local, or by a particular employer. It is ACandS's experience that such suits are often filed with little investigation as to whether the claimant ever had any causative exposure to asbestos-containing products associated with the various named defendants. As an example, although the Maritime Legal Clinic has now pending approximately 13,000 cases against ACandS, ACandS does not believe there is any basis for liability to the merchant seamen the Clinic represents. Because of the pattern, historically, about half of the cases filed against ACandS have been closed without payment.

The defense of the cases pending against ACandS is now being handled by the Aetna Casualty and Surety Co. with the participation of other insurers that wrote coverage for ACandS. Virtually all of ACandS's liability and defense costs for these cases are being paid by Aetna and other insurance carriers.

Since the beginning of 1981, approximately 89,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. Although payments in individual cases have varied considerably, ACandS's percentage of the aggregate liability payments for those cases has been small. As a result, ACandS's average resolution cost for closed cases is very low. The resolution cost per closed case in recent years has been consistent with long-term averages. Bankruptcy filings by a number of companies which had been signifi-cant defendants in asbestos cases have not significantly increased the cost of resolving cases. Historically, payments on behalf of ACandS to resolve con-solidated proceedings in jurisdictions which have been difficult for all defen-dants have exceeded average costs. ACandS anticipates that it will continue to face such proceedings in the future.

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

Subsequently, on January 15, 1993, certain plaintiffs' counsel and the members of the Center for Claims Resolution (an organization of 20 asbestos litigation defendants) filed a class action complaint, answer and settlement agreement involving all previously unasserted claims by individuals who have been occupationally exposed to asbestos fibers, which was assigned to Judge Weiner as related to the Multidistrict Litigation proceedings. In an order dated August 16, 1994, the District Court approved the settlement. This approval remains subject to appeal. The District Court for the Eastern District of Texas has also approved a class settlement of future asbestos cases against Fiberboard Corporation which is also currently on appeal. Due to the complexi-ty of these actions and the claims involved, it is uncertain what impact they will have on the asbestos-related bodily injury litigation.

Although the large number of pending cases, the continued efforts of certain courts to clear dockets through consolidated or class proceedings, the bank-ruptcy filings by defendants, efforts toward national solutions, the transfer of federal cases to the United States District Court for the Eastern District of Pennsylvania, and the Center for Claims Resolution and Fiberboard class actions render prediction uncertain, ACandS expects that its percentage of liability payments will continue to be relatively small.

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

ACandS is also one of a number of defendants in seven actions by the owners of schools and other buildings seeking to recover costs associated with the replacement or treatment of installed asbestos-containing products. These cases involve school buildings, public buildings, and office buildings. One of the cases is an alleged class action.

ACandS has substantial defenses to the actions, including defenses based upon the character of its operations and the fact that ACandS did not manufacture the asbestos-containing products involved. Moreover, ACandS potentially has indemnification and/or contribution claims against the product manufacturers. To date, ACandS has been dismissed from 102 cases, largely on the basis it had no connection with the products at issue in the claimants' buildings, and has agreed to settle 14 claims. The aggregate amount paid has been very small in the context of this litigation. ACandS was not served with any new building-related cases in 1995. Since 1990, only three new building related cases have been served on ACandS.

ACandS's primary insurance carriers, the Aetna Casualty and Surety Co. and the Travelers Insurance Companies, are currently providing ACandS with a defense in these building cases, as well as paying settlements when necessary. Travelers is providing coverage pursuant to a settlement agreement, but Aetna has asserted reservations of rights to later contest both the availability and the amount of coverage. Aetna, nevertheless, continues to make its required pay-ments.

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


5. CONSOLIDATED STATEMENTS OF CASH FLOWS:

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The effect of changes in foreign exchange rates on cash balances in 1995, 1994 and 1993 was not material.

The Company's income tax and interest payments are summarized below:

                                       1995           1994           1993

     Income taxes
      (net of refunds)              $ 1,010,000    $   673,000    $ 2,608,000

     Interest                         2,034,000      2,268,000      2,116,000

Certain funding of the Company's defined contribution savings incentive plan (see Note 6) during 1993 was treated as a noncash financing activity in the consolidated statements of cash flows.





6. EMPLOYEE BENEFIT PLANS:

Defined Benefit Pension Plan

The Company and its subsidiaries have a defined benefit pension plan covering substantially all of their salaried employees. The benefits under the plan are based on years of service and salary levels. The Company's policy is to fund pension costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

Actuarially computed net pension expense includes the following components:

                                       1995            1994            1993

     Service cost-benefits earned
       during the period            $  480,000      $  564,000      $  518,000

     Interest cost on projected
       benefit obligation              439,000         400,000         358,000

     Loss (return) on plan assets:
       Actual                       (1,147,000)        129,000        (221,000)
       Deferred                        805,000        (466,000)        (58,000)

          Recognized return           (342,000)       (337,000)       (279,000)

     Net amortization                   (5,000)         24,000           9,000

     Net pension expense            $  572,000      $  651,000     $   606,000


The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1995 and 1994:

                                                     1995             1994

     Actuarial present value of benefit
       obligations:
          Accumulated benefit obligation,
            including vested benefits of
            $5,080,000 and $3,800,000,
            respectively                       $  5,559,000     $  4,089,000

     Projected benefit obligation for service
       rendered to date                        $  6,981,000     $  5,392,000
     Plan assets at fair value                   (6,151,000)      (3,953,000)
     Projected benefit obligation in excess of
       plan assets                                  830,000        1,439,000
     Unrecognized net loss from past experience
       different from that assumed and effects
       of changes in assumptions                   (114,000)         (63,000)

     Accrued pension cost                      $    716,000     $  1,376,000




Assumptions used in the accounting were:
                                                       1995            1994

     Weighted average discount rates                   7.50%            8.50%

     Rates of increase in future
       compensation levels                             5.00%            5.00%

     Expected long-term rate of return on assets       8.50%            8.50%


A substantial number of the domestic hourly employees of the Company's subsid-iaries are covered by union-sponsored, collectively bargained, multiemployer pension plans. The Company contributed approximately $5,791,000 in 1995, $6,727,000 in 1994 and $6,500,000 in 1993 to such plans. Information is not available from the plans' administrators to permit the Company to determine its share of the unfunded vested benefits of these plans.

Postretirement Benefits Other Than Pensions

In addition to providing pension benefits, the Company and its subsidiaries provide certain health care benefits under company-sponsored plans for the majority of retired salaried employees. Active salaried employees who were at least age 55 and had 10 years of consecutive service at January 1, 1990 are eligible for these benefits upon retirement. Also, active salaried employees of the Company whose age plus years of service equalled at least 55 at January 1, 1990 are eligible for these benefits upon retirement when they attain age 62 as long as such employees have either 20 years of service or their age plus years of service equals 90 upon retirement. Cash payments of up to $60.00 per month are given to retirees over age 65 to purchase supplemental Medicare coverage. Eligible retirees under age 65 are fully covered by the Company's insurance plan. The number of retirees under age 65 currently participating in the plan is not significant.

In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standard, (SFAS), No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This standard requires that the expected cost of these benefits must be charged to expense during the years that the employ-ees render service. The Company adopted this statement prospectively and is amortizing a transition obligation of $961,000 at January 1, 1993, over 20 years. In prior years, the Company expensed the cost of these benefits as claims were paid. Claim payments were $91,000, $87,000 and $54,000 in 1995, 1994 and 1993, respectively.

Actuarially computed net periodic postretirement benefit cost included the following components:

                                                        1995            1994


     Service cost-benefits earned during the period $    14,000     $    22,000

     Interest cost on accumulated postretirement
       benefit obligation                                91,000          93,000

     Expected return on plan assets                     (26,000)
(22,000)
     Amortization of transition obligation               48,000          48,000


          Net periodic postretirement benefit cost   $  127,000     $   141,000






The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheet at December 31, 1995 and 1994:

                                                         1995           1994


     Accumulated postretirement benefit obligation:
       Vested benefit obligation                     $   877,000   $   869,000
       Non-vested benefit obligation                     329,000       323,000
                                                       1,206,000     1,192,000
     Plan assets at fair value                          (139,000)     (213,000)

     Accumulated postretirement benefit obligation
       in excess of plan assets                        1,067,000       979,000
     Unrecognized transition obligation                 (817,000)     (865,000)
     Unrecognized net gain                               150,000       177,000

     Accrued postretirement benefit liability         $  400,000   $   291,000


For measurement purposes, a 13% annual rate of increase in the per capita cost of covered health care benefits was assumed for calendar 1995; the rate was assumed to decrease to 10% in 1998 and 7% for 2001 and remain level thereafter. Due to the provisions of the plan, increasing the assumed health care cost trend rates by one percentage point in each year would not have a significant impact on the accumulated postretirement benefit obligation or the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1995.

The weighted-average discount rate used in determining the accumulated postret-irement benefit obligation was 7.50% and 8.50% at December 31, 1995 and 1994, respectively. The expected long-term rate of return on assets is 8.5% at December 31, 1995 and 1994.

Other

The Company and its subsidiaries have incentive compensation plans covering substantially all of their officers and key employees. The amount of incentive compensation is primarily dependent upon the rate of return on assets of the Company's subsidiaries and their particular district or branch offices and the net income of the Company. Total incentive compensation expense was $1,698,000 for 1995, $2,295,000 for 1994 and $2,159,000 for 1993.

In July 1994, the Board of Directors approved a Special Incentive Program for certain designated key executive officers (nine in number at December 31, 1995) of the Company. The program covers the period beginning January 1, 1995 through December 31, 1997, and provides for an award of up to 2,000 shares of the Company's common stock to each participant if certain specified financial goals are obtained by the Company. Specifically, the Company must achieve a 17% return on common shareholders' equity and cumulative income to common shareholders of $6,000,000 for the three-year period ended December 31, 1997, for any shares to be granted. In addition, there is a three-year vesting period after any shares are granted. The cumulative effect of the accounting change discussed in Note 1 is not included in determining actual performance against goal. Because the targets were not achieved, no compensation expense related to this program was incurred for 1995.

The Company and its subsidiaries also maintain defined contribution savings incentive and employee stock ownership (ESOP) plans covering substantially all salaried employees. Contributions to the savings incentive plan are based on specified percentages of employee contributions to the plan, while ESOP contributions are discretionary. A portion of the 1993 contribution to the savings incentive plan was funded with shares of the Company's common stock. Expense for these plans was $665,000 in 1995, $743,000 in 1994 and $1,026,000 in 1993.


The Company also maintains a non-qualified stock option plan providing for the issuance to employees and outside directors of up to 80,000 options to purchase shares of the Company's common stock. The number of options available for future grant was reduced during 1995. The following is a summary of certain information pertaining to options under this plan:

                                                  1995       1994       1993

Options Outstanding at Beginning of Year          58,475     37,225     53,300

Options Granted                                    3,500     23,250     37,225

Options Exercised                                   (500)       -          -


Options Expired or Canceled                      (10,125)    (2,000)   (53,300)

Options Outstanding at End of Year                51,350     58,475     37,225


Range of Prices of Options Outstanding           $16.125-    $16.125-   $31.00

                                                  $31.00      $31.00

Options Exercisable                               20,850      14,125     7,625

Options Available for Future Grant                28,150     166,525   162,775



7. EMPLOYEE STOCK OWNERSHIP PLAN FINANCING TRANSACTION:

In December 1985, the Company's Employee Stock Ownership Plan (ESOP) purchased on the open market 45,227 shares of the Company's common stock for an aggregate purchase price of approximately $1,000,000. The shares were solicited pursuant to a Schedule 13E-4 Tender Offer Statement. Financing for the purchase was obtained by the ESOP through a ten year bank loan which bears interest at 9% per annum and is guaranteed by the Company. In accordance with generally accepted accounting principles, this loan has been reflected as long-term debt in the Company's consolidated balance sheets, with a corresponding charge to equity for the purchase price of the related shares, less principal repayments on the bank loan. The loan was repaid during 1995.


8. BORROWINGS:

Bank Borrowings:

The Company had short-term lines of credit totaling $22,749,000 and $19,025,000, of which $8,756,000 and $6,007,000 was in use, as of December 31,
1995 and 1994, respectively. These loans bear interest at not more than the prime rate. (The weighted average interest rate was 7.2% and 7.7% as of December 31, 1995 and 1994, respectively.) The Company maintains deposits at several banks which serve various corporate purposes including the support of its lines of credit available or in use. All lines of credit are renegotiated annually.


Long-Term Debt

Long-term debt consists of the following at December 31, 1995 and 1994:

                                                     1995            1994
  9% unsecured senior notes payable
    in equal annual installments from
    May 1, 1996 to 2002                           $13,000,000     $13,000,000

  10.41% unsecured senior notes payable
    in equal semi-annual installments from
    May 1, 1993 to November 1, 1997                    -            4,200,000

  7.3% unsecured term note payable in equal
    semi-annual installments from
    May 1, 1996 to November 1, 1997                 2,800,000            -

  9.0% company ESOP bank loan (see Note 7)             -              161,000

  Other                                                 -              19,000

          Total                                    15,800,000      17,380,000
     Less current portion                           3,257,000       1,580,000

                                                  $12,543,000     $15,800,000

On May 1 and November 1, during the term of the 9% unsecured senior notes, the Company has the option to prepay principal balances in multiples of $100,000 plus accrued interest and a prepayment penalty.

At November 1, 1995, the Company prepaid the 10.41% unsecured senior notes, in whole, at a premium of 102% of their principal amount, plus accrued interest. The Company used the proceeds from the 7.3% unsecured term note to fund the prepayment.

The Company's long-term debt agreements contain restrictions on the incurrence of debt, investments, dividend payments and the redemption of capital stock and preferred stock, as well as requiring that the Company maintain certain financial ratios and levels of net worth. At December 31, 1995, the Company was in compliance with all of these covenants.

Long-term borrowings maturing during the next five years are as follows:

               1996                        $3,257,000
               1997                         3,257,000
               1998                         1,857,000
               1999                         1,857,000
               2000                         1,857,000

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the estimated fair market value of long-term debt is $16,470,000 as of December 31, 1995.


9. LEASE COMMITMENTS:

The Company leases warehouses, sales offices and computer equipment under noncancelable lease agreements. Rental expense for all operating leases was $5,654,000 in 1995, $5,283,000 in 1994 and $5,270,000 in 1993. As of Decem-
ber 31, 1995, the future minimum rental commitments under noncancelable leases that have terms in excess of one year are as follows:

     1996                                        $2,810,000
     1997                                         2,155,000
     1998                                         1,271,000
     1999                                           740,000
     2000                                           528,000
     Subsequent years                               197,000
          Total minimum rental obligations      $ 7,701,000


10. REDEEMABLE PREFERRED STOCK:

During 1992, the Company offered to exchange one share of preferred stock with a par value of $1 per share for each share of the Company's outstanding common stock up to a maximum of 350,000 common shares (the Offer). A total of 349,864 common shares were exchanged in December 1992 in accordance with the Offer.

Dividends on the preferred stock accrue at an annual rate of $2.80 per share. Such dividends are cumulative and payable quarterly in arrears commencing January 1, 1993. At December 31, 1995 and 1994, the Company had accrued $245,000 for such dividends. In the foreseeable future, the Company does not expect to pay cash dividends on the outstanding common shares at December 31, 1995. The preferred stock is nonvoting except in certain circumstances.

On or after February 1, 1998, the Company may, at its option, redeem the preferred stock, in whole or in part, initially at $31.50 per share and declining to $30 per share on and after February 1, 2003, plus accrued and unpaid dividends. Prior to February 1, 2013, the Company will not have the right to redeem shares of preferred stock which have been continuously owned beneficially by the holder thereof since the issuance of the preferred stock in connection with the Offer, if such holder elects to prohibit such redemption.

On December 1, 1998, and on each December 1 thereafter through and including December 1, 2012, the Company will be obligated to redeem shares of the preferred stock that any holders thereof have requested the Company to redeem at $30 per share, plus accrued and unpaid dividends, subject to an annual limitation on the number of shares that the Company will be obligated to redeem.

The preferred stock has a liquidation value of $30 per share, plus accrued and unpaid dividends thereon. The payment of dividends on, and the redemption of, the preferred stock may be restricted by the terms of Company loan agreements or by the terms of future financing arrangements.


11. ACCRUED LIABILITIES:

The components of accrued liabilities as of December 31, 1995 and 1994 are as follows:

                                                1995                1994

     Salaries and wages                    $   2,461,000       $   3,047,000
     General and auto liability insurance      5,888,000           4,822,000
     Other                                     7,186,000           7,500,000
                                            $ 15,535,000        $ 15,369,000

                                             IREX CORPORATION


                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                For the Three Years Ended December 31, 1995




                                  Balance at  Additions   Deductions  Balance
                                  Beginning   Charged to     from      at End
                                  of Period     Income     Reserve    of Period


DEDUCTED FROM BALANCE SHEET
  CAPTION TO WHICH IT APPLIES:
    Reserve for Doubtful Accounts -

 Year Ended December 31, 1993  $1,316,000  $  901,000  $  (872,000)  $1,345,000
 Year Ended December 31, 1994  $1,345,000  $1,092,000  $(1,007,000)  $1,430,000
 Year Ended December 31, 1995  $1,430,000  $1,096,000  $(1,086,000)  $1,440,000

Item 9.     Disagreements on Accounting and Financial Disclosure

                                           Not Applicable


                                                   PART III

Item 10.     Directors and Executive Officers


(a)     Identification of Directors


                              Positions and Offices Held          Period Held
       Name (Age)              and Other Directorships            From    To

    Carlton E. Hughes (64)    Director, Irex Corporation          1980  1997
          (1)  (4)            Chairman, Stewart-Amos Steel, Inc.
                               (steel fabricator)
                              Director, CoreStates Financial
                               Corporation (bank holding company)
                              Director, Arnold Industries, Inc.

    Joanne M. Judge (43)      Director, Irex Corporation          1993  1996
          (2)                 Former President and Chief          1987  1993
                               Executive Officer, Community
                               Hospital of Lancaster

    David C. Kleinman (60)    Director, Irex Corporation          1984  1996
          (3)                 Senior Lecturer,
                               University of Chicago
                               Graduate School of Business
                               Management Consultant
                              Director, Acorn Fund (Diversified
                               Common Stock Mutual Fund)

    Michael J. Lardner (52)   Director, Irex Corporation          1989  1998
          (2)                 President and Chief Operating Officer
                               High Construction, Inc.            1993  Present
                                 (general contractor)
                              President, Chief Operating Officer, 1989  1992
                              Director, Horst Group

    W. Kirk Liddell (46)      Director, Irex Corporation          1980  1997
          (1)                 President, Irex Corporation
                              Director, High Industries

    Wilson D. McElhinny (66)  Director, Irex Corporation          1975  1996
          (1) (3) (4)         Director, Educators Mutual Life
                               Insurance Company
                              Director, Hunt Manufacturing Company
                                (office and art/craft product
                                 manufacturer)

    John O. Shirk (52)        Director, Irex Corporation          1987  1997
          (3)  (4)            Partner, Barley, Snyder, Senft
                               and Cohen (law firm)
                              Director, Fulton Financial Corporation
                                 (bank holding company)
                              Director, Educators Mutual Life
                               Insurance Company

    N. Thompson Washburn (66) Director, Irex Corporation          1980  1998
          (1)  (2)             Administrative Consultant,
                                Getty Petroleum Corporation
                                  (petroleum distribution)

            (1)  -  Member of the Executive Committee
            (2)  -  Member of the Audit Committee
            (3)  -  Member of the Nominating and Corporate Governance Committee
            (4)  -  Member of the Compensation and Benefits Committee


             Note:   Unless otherwise indicated, principal occupations listed
                      were the same for the past five years.


(b) Identification of Executive Officers

                              Positions and Offices Held
       Name (Age)               During Past Five Years

     W. Kirk Liddell (46)     President and Chief Executive Officer


     Donald M. Coffin (62)    Vice President and Director of Business
                               Development


     James E. Hipolit (45)    Vice President and General Counsel


     Jane E. Pinkerton (56)   Vice President, Administrative Services
                               and Secretary since 1992;
                              Vice President and Director of Personnel
                               from 1988 to 1992


     Terry L. Troupe (48)     Vice President and Chief Financial Officer
                               since 1993;
                              Vice Chairman, Meridian Bancorp, Inc.,
                               (financial services) 1989 to 1992


(c)     Not Applicable.

(d)     Not Applicable.

(e) Business Experience. A brief account of the business experience during the past five years of each director or executive officer and the other directorships of registered companies held by each director has been provided above.

(f)     Involvement in Certain Legal Proceedings.  None

(g)     Not Applicable.


Item 11.     Executive Compensation
Summary Compensation Table

The following table sets forth information required concerning cash and noncash compensation of the Chief Executive Officer and the four other most highly compensated executive officers for each of the last three fiscal years.

                               Annual Compensation       Long-Term
                                                       Compensation
                                                                      All Other
      Name and Principal   Year   Salary($)  Bonus($)    Options(#) Compensation
             Positions                                                    ($)
                                               (1)                        (2)

    W. K. Liddell          1995   $264,000 $    -0-          -     $    8,274
    President and Chief    1994    253,000   117,898       3,000        8,448
    Executive Officer      1993    248,000      -0-        3,750       10,613

    D. M. Coffin           1995     93,700     8,433         -          6,461
    Vice President         1994     88,200    22,570       1,000        5,324
                           1993     87,000    10,830         500        4,339

    J. E. Hipolit          1995    111,200    13,344         -          8,228
    Vice President and     1994    109,200    37,259       1,000        6,858
    General Counsel        1993    104,400    12,528         500        5,372

    A. V. Stoycos (3)      1995    108,220    49,998         -          8,223
    President, Specialty   1994    105,720    40,047       1,000        7,112
    Prod. and Insul. Co.   1993    101,720    20,547         500        5,412

    T. L. Troupe (4)       1995    118,800    14,256         -          8,340
    Vice President and     1994     61,408    40,424       1,000        6,451
    Chief Financial Officer1993        -       7,369       2,500        2,430


     (1) Bonus amounts for the year represent bonuses accrued for the calendar year listed but paid in the following calendar year.

     (2) Includes amounts earned under the Company's Savings Incentive Plan and Employee Stock Ownership Plan.

     Savings Incentive Plan. The Company offers a Savings Incentive Plan for all salaried employees whereby they can elect to contribute up to 15% of their salary and incentive compensation into accounts in their names which are independently managed and invested. Pursuant to amendments adopted by the Board of Directors which became effective January 1, 1985, the employees' contributions to the Plan were made in accordance with the provisions of
Section 401(k) of the Internal Revenue Code. The Company's match is 75% of the first 6% of employee contributions. One-third of the Company's match is in-vested in Irex Corporation common stock and is subject to the Company achieving a specific financial performance target.

     On December 31, 1995, there were 374 employees of the Company and its subsidiaries participating in the Savings Incentive Plan and 27,438 shares of common stock held by such Plan.

     Employee Stock Ownership Plan. Effective January 1, 1983, the Company established an Employee Stock Ownership Plan (ESOP) and Trust for the benefit of employees, of which, W. Kirk Liddell, Jane E. Pinkerton, Alexander V. Stoycos, and Terry L. Troupe are trustees. All salaried employees of the Company and its U.S. subsidiaries automatically become participants in the ESOP on the January 1st following their date of hire. In December 1985, the Trust borrowed $1,000,000 and used the proceeds of the loan to purchase a total of 45,227 shares of Company common stock. The stock is held in an unallocated stock account and then allocated to participants' accounts as the loan is paid off and will be transferred to participating employees and their beneficiaries upon retirement or other termination of service. Participants are neither required nor permitted to make contributions to the ESOP. Additional Company contributions are permitted upon the Company's achievement of specific finan-cial performance targets. The loan was repaid during 1995.

     On December 31, 1995, there were 427 employees of the Company and its subsidiaries eligible to participate in the ESOP and the total of 49,202 shares of common stock held by the ESOP were fully allocated to such participants' accounts.

     (3) Mr. Stoycos is included in his capacity as President of a major wholly-owned subsidiary of the Company.

     (4) Compensation is less than a full year for 1993 as Mr. Troupe commenced employment with the Company as of June 7, 1993.

Stock Option Plans

     On February 28, 1990, the Board of Directors of the Company adopted the Irex Corporation Non-Qualified Stock Option Plan under which options to purchase not more than 200,000 shares of the Company's common stock may be granted over the next ten years to employees of the Company and its subsidiar-ies. The number of shares available for options was reduced during 1995 from 200,000 shares to 55,000 shares. The recipients of options and the number of options granted to them are determined by the Compensation and Benefits Committee of the Board of Directors. Unless otherwise determined by the Compensation and Benefits Committee, no option may be exercised before three years nor more than ten years after the date of grant. On July 20, 1994, the Board of Directors amended the plan to provide that Fair Market Value on the date of the grant shall be defined as (i) the mean between the highest and lowest prices of actual sales of Shares on the principal national securities exchange on which the Shares are listed on such date, or, (ii) if there are no such sales on such date, the mean between the closing bid and asked prices of the Shares on such exchange on such date, or, (iii) if the Shares are not listed on any national securities exchange, the mean between the closing high bid and low asked prices of the Shares in over-the-counter trading as identi-fied by the National Quotation Bureau or other comparable source selected by the Committee, or (iv) if the Committee determines that the mean is not an accurate reflection of the market value of the Shares, the fair market value as determined for purposes of the Company's Employee Stock Ownership Plan, less a discount reflecting the lack of liquidity of Shares in the open market, or, (v) if the Company's Employee Stock Ownership Plan has terminated, or has failed to provide a current valuation of the Shares for any other reason, the fair market value as determined by a disinterested third party selected by the Committee and qualified to perform an evaluation of the Shares. Prior to this amendment, the option price was established at the fair market value as determined for purposes of the Company's Employee Stock Ownership Plan, less a discount reflecting the lack of liquidity of shares in the open market.

     There were no stock options granted to management nor were any options exercised by management during the year ended December 31, 1995. The following table sets forth information as to the aggregate options granted and outstand-ing as of December 31, 1995, for the individuals named.

                           Number of               Value of Unexercised
                       Unexercised Options         In-the-Money Options
        Name         Exercisable Unexercisable   Exercisable Unexcercisable

   W. K. Liddell       8,750         6,750        $  - 0 -      $18,000
   D. M. Coffin        1,000         1,500        $  - 0 -        6,000
   J. E. Hipolit       1,250         1,500        $  - 0 -        6,000
   A. V. Stoycos       1,500         1,500        $  - 0 -        6,000
   T. L. Troupe          0           3,500        $  - 0 -        6,000


Special Incentive Program

     In July 1994, the Board of Directors approved a Special Incentive Program for certain designated key executive officers (nine in number at December 31, 1995) of the Company. The program covers the period beginning January 1, 1995 through December 31, 1997, and provides for an award of up to 2,000 shares of the Company's common stock to each participant if certain specified financial goals are obtained by the Company. Specifically, the Company must achieve a 17% return on common shareholders' equity and cumulative income to common shareholders of $6,000,000 for the three-year period ended December 31, 1997, for any shares to be granted. In addition, there is a three-year vesting period after any shares are granted. The cumulative effect of the accounting change or extraordinary items are not included in determining actual perfor-mance against goal. Because the targets were not achieved, no compensation expense related to this program was incurred for 1995.


Retirement Income Plan Table

     The Company's Retirement Income Plan which became effective September 1, 1984, covers all salaried employees. All costs are paid by the Company, and the amount of retirement income is determined by the career average rate of compensation and length of credited service at retirement. Effective January 1, 1989, the Plan provides for an annual benefit based on 1% of annual compen-sation up to the Social Security covered compensation level and 1.5% of compensation over that level.

     The Retirement Income Plan in effect prior to the adoption of this Plan provided for benefits based on the final five years average compensation and length of service at retirement. Assets of the former Plan sufficient to fund all accrued benefits under that Plan for participants were used to purchase annuities for the participants or transferred to the participants' accounts in the Savings Incentive Plan.

     The following table sets forth required Pension Plan information for the Chief Executive Officer and the four other most highly compensated executive officers.
                                                        Estimated Annual
          Name of Individual    Amounts Transferred       Benefits Upon
            or Number of              from               Retirement Under
           Persons in Group         Former Plan               New Plan

           W. Kirk Liddell           $ 3,025                   $70,498
           Donald M. Coffin              0                      17,562
           James E. Hipolit            1,176                    55,710
           Alexander V. Stoycos       27,011                    32,060
           Terry L. Troupe               0                      37,241

Compensation of Directors

     All Directors who are not officers of the Company receive an annual fee of $7,500 and $500 per board meeting attended. The Board of Directors has various committees as identified in Item 10 (a), above, and the outside directors on those committees receive $500 per committee meeting attended. Directors who are officers of the Company or its subsidiaries receive no additional compensa-tion for attendance at meetings of the board or board committees. The Chairman of the Board of the Company receives an additional annual fee of $17,500.

     On April 28, 1994, the shareholders approved a Non-Qualified Stock Option Plan for Outside Directors of the Company. This plan authorized the granting of options on 25,000 shares of Common Stock to directors who are not employees of the Company. Each outside director automatically receives an option to purchase 500 shares as of January 1, 1994 and each January 1 thereafter through and including January 1, 1998. Options are granted at Fair Market Value consistent with the pricing mechanism established under the Non-Qualified Stock Option Plan for employees. Options are exercisable at any time more than one year from the date of grant, but no more than ten years from the date of the grant.


Item 12.     Security Ownership of Certain Beneficial Owners and Management

(a)     Security Ownership of Certain Beneficial Owners

Following is a list of the persons known by the Company to be the beneficial owners of more than five percent of the Company's Common Stock, as of March 6, 1996. There is no beneficial owner with more than 5% of preferred stock.

      Name and Address of          Amount and Nature of       Percent
       Beneficial Owner            Beneficial Ownership       of Class

      W. Kirk Liddell               41,079 Shares (1)          10.43%
      175 River Hill Road
      Conestoga, PA  17516

     (1) Does not include 12,682 shares in wife's name to which Mr. Liddell disclaims beneficial ownership. Includes 24,000 shares as custodian for dependent children, 880 allocated shares in the Irex Corporation Employees' Stock Ownership Plan, and 564 shares in the Irex Corporation Savings Incentive Plan (401k).

(b)     Security Ownership of Management

     The amounts of the Company's Common and Preferred Stock held directly or indirectly by the directors, and by the directors and executive officers as a group, are shown below as of March 6, 1996. Unless otherwise described in the footnotes following the listing, in each case the beneficial ownership repre-sents the sole voting and investment power.

                                      Amount Held           Percent of Class
                                  Common      Preferred    Common   Preferred

     Donald M. Coffin               669 (1)       -         .17%        -  %
     James E. Hipolit             1,275 (1)(5)    -         .32         -
     Carlton E. Hughes            3,070           -         .78         -
     Joanne M. Judge                600           -         .15         -
     David C. Kleinman               50           -          -          -
     Michael J. Lardner              50           -          -          -
     W. Kirk Liddell             41,079 (2)       -       10.43         -
     Wilson D. McElhinny          7,366           -        1.87         -
     John O. Shirk                1,178           -         .30         -
     Alexander V. Stoycos         2,989 (1)     4,519       .76       1.29
     Terry L. Troupe             10,442 (1)       -        2.65         -
     N. Thompson Washburn           894 (3)       -         .23         -


     Directors and Executive
     Officers as a Group         72,238 (4)     5,091     18.34%      1.46%
       (17 Persons)

     (1) Includes allocated shares in the Irex Corporation Employees' Stock Ownership Plan and allocated shares in the Irex Corporation Savings Incentive Plan (401k) as follows, respectively: Mr. Coffin, 405 and 264; Mr. Hipolit, 547 and 328; Mr. Stoycos, 563 and 345; and Mr. Troupe, 116 and 92.

     (2) Does not include 12,682 shares in wife's name to which Mr. Liddell disclaims beneficial ownership. Includes 24,000 shares as custodian for dependent children, 880 allocated shares in the Irex Corporation Employees' Stock Ownership Plan, and 564 shares in the Irex Corporation Savings Incentive Plan (401k).

     (3) Includes 200 shares to which Mr. Washburn shares voting and investment power.

     (4) Includes 3,636 allocated shares in the Irex Corporation Employees' Stock Ownership Plan and 2,212 shares in the Irex Corporation Savings Incentive Plan (401k).

     (5) Includes 400 shares to which Mr. Hipolit shares voting and investment power.

(c)     Changes in Control

               None


Item 13.    Certain Relationships and Related Transactions

(a)     Transactions with Management and Others

               None

(b)     Certain Business Relationships

               None

(c)     Indebtedness of Management

               None

(d)     Transactions with Promoters

               None

                                            PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     Documents filed as part of this report

          1.     See Item 8

          2.     See Item 8

          3. Exhibits required to be filed by Item 601 of Regulation S-K (Exhibit numbers correspond to those in the Exhibit Table, Item 601, Regulation S-K)

                (3) The Articles of Incorporation of the Company filed as an exhibit to the Company's 1982 Annual Report on Form 10-K are hereby incorpo-rated by reference. An amendment to the Articles of Incorporation, changing the Company's name, filed as an exhibit to the Company's 1983 Annual Report on Form 10-K is hereby incorporated by reference. An amendment to the Articles of Incorporation, which includes the authorization of Preferred Stock, cumulative voting, term and number of directors and limits to the number of employees on the Board of Directors, filed as an exhibit to the Company's 1992 Annual Report on Form 10-K is hereby incorporated by reference.

               (4) The Form of Stock Certificate filed as an exhibit to the Company's 1980 Annual Report on Form 10-K is hereby incorporated by refer-ence. A revised Form of Stock Certificate reflecting the Company's name change filed as an exhibit to the Company's 1983 Annual Report on Form 10-K is hereby incorporated by reference.

               (9)       None

              (10)       None

              (11)       Not Applicable

              (12)       Not Applicable

              (13) Annual Report To Shareholders - See Supplemental Information below.

              (16)       Not Applicable

              (18)       Not Applicable

              (19)       Not Applicable

              (21) A chart showing the subsidiaries of the registrant is filed as an exhibit to this report.

              (22)       Not Applicable

              (23)       Not Applicable

              (24)       Not Applicable

              (27)       Not Applicable

              (28)       Not Applicable

              (99)       Not Applicable

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter of 1995.

(c)     See Item 14 (a) 3

(d)     See Item 8


Supplemental Information

Copies of the Company's 1995 Annual Report to Security Holders, 1996 Proxy Statement, and 1996 Proxy are being furnished to the Commission for its infor-mation under separate cover.

                                    SUBSIDIARIES OF THE REGISTRANT


                                           IREX CORPORATION
                                      A Pennsylvania Corporation


                                            IREX FINANCIAL
                                              CORPORATION
                                        A Delaware Corporation
                                      Wholly Owned Subsidiary of
                                           Irex Corporation


                                                CENTIN
                                              CORPORATION
                                      A Pennsylvania Corporation
                                        Wholly Owned Subsidiary
                                          of Irex Corporation


                                         SPECIALTY PRODUCTS
                                          AND INSULATION CO.
                                      A Pennsylvania Corporation
                                        Wholly Owned Subsidiary
                                          of Irex Corporation


                                             ACandS, Inc.
                                        A Delaware Corporation
                                        Wholly Owned Subsidiary
                                           of Irex Corporation

                                          SPACECON, Inc.
                                        A Delaware Corporation
                                        Wholly Owned Subsidiary
                                           of Irex Corporation

                                              COMMERCIAL
                                               INTERIOR
                                            BUILDERS, Inc.
                                        A Delaware Corporation
                                        Wholly Owned Subsidiary
                                           of Irex Corporation


                                               ACandS
                                           CONTRACTING LTD.
                                       Incorporated in Dominion
                                               of Canada
                                        Wholly Owned Subsidiary
                                             of ACanS, Inc.

                                                ACandS
                                               Abatement
                                        A Delaware Corporation
                                        Wholly Owned Subsidiary
                                             of ACandS, Inc.









 ALL OF THE ABOVE CORPORATIONS ARE INCLUDED IN THE CONSOLIDATED
         FINANCIAL STATEMENTS

CHART #9  MARCH 1996
                               SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  IREX CORPORATION

  By    /S/T. L. Troupe                                           3/29/96
      T. L. Troupe                                                  Date
      Vice President and Chief Financial Officer
      (Principal Financial Officer)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By    /S/W. K. Liddell                                            3/29/96
   W. K. Liddell                                                    Date
   President and Director
   (Principal Executive Officer)


By    /S/T. L. Troupe                                             3/29/96
   T. L. Troupe                                                     Date
   Vice President and Chief Financial Officer
   (Principal Financial Officer)


By    /S/J. P. Farrell                                            3/29/96
   J. P. Farrell                                                    Date
   Controller
   (Principal Accounting Officer)


By    /S/C. E. Hughes                                             3/29/96
   C. E. Hughes, Director                                           Date


By    /S/J. M. Judge                                              3/29/96
     J. M. Judge, Director                                          Date

By    /S/D. C. Kleinman                                           3/29/96
   D.C. Kleinman, Director                                          Date




By    /S/M. J. Lardner                                            3/29/96
   M. J. Lardner, Director                                          Date




By    /S/W. D. McElhinny                                          3/29/96
   W.D. McElhinny, Director                                         Date




By    /S/J. O. Shirk                                              3/29/96
   J. O. Shirk, Director                                            Date


By    /S/N. T. Washburn                                           3/29/96
   N. T. Washburn, Director                                         Date

                               SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


  IREX CORPORATION

  By                                                              3/29/96
      T. L. Troupe                                                  Date
      Vice President and Chief Financial Officer
      (Principal Financial Officer)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By                                                                3/29/96
   W. K. Liddell                                                    Date
   President and Director
   (Principal Executive Officer)



By                                                                3/29/96
   T. L. Troupe                                                     Date
   Vice President and Chief Financial Officer
   (Principal Financial Officer)



By                                                                3/29/96
   J. P. Farrell                                                    Date
   Controller
   (Principal Accounting Officer)



By                                                                3/29/96
   C. E. Hughes, Director                                           Date



By                                                                3/29/96
     J. M. Judge, Director                                          Date

By                                                                3/29/96
   D. C. Kleinman, Director                                         Date





By                                                                3/29/96
   M. J. Lardner, Director                                          Date





By                                                                3/29/96
   W. D. McElhinny, Director                                        Date





By                                                                3/29/96
   J. O. Shirk, Director                                            Date



By                                                                3/29/96
   N. T. Washburn, Director                                         Date