Form 10-Q
period 1996-03-31
IREX CORP
filed 1996-05-15
CIK 1952

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, DC  20549


              Quarterly Report under Section 13 or 15(d)

               of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1996      Commission File Number 2-36877


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

                       Yes  x       No


         Common Shares Outstanding (Single Class) 394,357

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

   The financial information presented herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain prior period amounts have been reclassified to conform with the current presentation. The results for interim periods are not necessarily indicative of the results to be expected for the full year.


                  IREX CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                Three Months Ended March 31
                                                ---------------------------
                                                   1996             1995
                                                   ----             ----
                                                (Dollars in Thousands Except
                                                 Per Common Share Amounts)


Contracting Revenues                          $   32,467         $   31,063
Distribution and Other Revenues                   30,312             25,360
                                                 --------           --------
            Total Revenues                        62,779             56,423

Cost of Revenues                                  49,660             43,989
                                                 --------           --------
            Gross Profit                          13,119             12,434

Selling, General and Administrative Expenses      13,132             12,630
                                                 --------           --------
            Operating Loss                           (13)              (196)

Interest Expense, Net                                452                439
                                                 --------           --------
            Loss Before Income Taxes                (465)              (635)

Income Tax Benefit                                  (167)              (286)
                                                 --------           --------
Loss Before Cumulative Effect
  of Accounting Change                              (298)              (349)

Cumulative Effect of Accounting Change,
  Net of Income Taxes                                 -               1,377
                                                 --------           --------
Net (Loss) Income                              $    (298)        $    1,028
                                                 ========           ========
            Less Dividend Requirements
              for Preferred Stock                   (245)              (245)
                                                 --------           --------
NET (LOSS) INCOME APPLICABLE
  TO COMMON STOCK                              $    (543)        $      783
                                                 ========           ========

Per Common Share Amounts

Average Common Shares Outstanding                394,107            398,607

Loss Before Cumulative Effect
  of Accounting Change                         $   (1.38)        $    (1.49)

Cumulative Effect of Accounting Change               -                 3.45
                                                 --------           --------
Net (Loss) Income                             $    (1.38)        $     1.96
                                                 ========           ========



                    IREX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                                  March 31        December 31
                                                    1996             1995
                                                        (In Thousands)

     ASSETS

Cash and Cash Equivalents                       $     535          $     411
Receivables, Net                                   49,811             51,639
Inventories                                        12,690             12,367
Deferred Income Taxes                               8,298              8,298
Prepaid Income Taxes                                  749                303
Other Prepaid Expenses                                458                624
Actual Cost and Estimated Earnings on
   Contracts in Process in Excess of Billings       5,100              4,675
                                                  --------           --------
      Total Current Assets                         77,641             78,317

Property and Equipment, Net                         3,202              3,199
Other Assets                                           90                119
                                                  --------           --------
          TOTAL ASSETS                           $ 80,933           $ 81,635
                                                  ========           ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Notes Payable                                     $ 6,350            $ 8,756
Current Portion of Long-Term Debt                   3,257              3,257
Accounts Payable                                    8,609              8,164
Billings in Excess of Actual Cost and Estimated
   Earnings on Contracts in Process                 2,605              2,546
Accrued Workers  Compensation Insurance            10,623             10,260
Accrued Liabilities                                16,903             15,535
                                                  --------           --------
      Total Current Liabilities                    48,347             48,518
                                                  --------           --------
Long-Term Debt (Less Current Portion)              12,543             12,543
                                                  --------           --------
Redeemable Preferred Stock                         10,496             10,496
                                                  --------           --------
Capital Stock                                       1,028              1,028
Paid-in Surplus                                       458                465
Retained Earnings                                  26,674             27,217
Cumulative Translation Adjustments                   (154)              (158)
Treasury Stock at Cost                            (18,459)           (18,474)
                                                  --------           --------
      Total Shareholders' Investment                9,547             10,078
                                                  --------           --------
      TOTAL LIABILITIES AND
      SHAREHOLDERS' INVESTMENT                  $  80,933          $  81,635
                                                  ========           ========


                      IREX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Unaudited

                                                Three Months Ended March 31
                                                ---------------------------
                                                    1996            1995
                                                        (In Thousands)

Cash Flows from Operating Activities

Net (Loss) Income                                $   (298)         $ 1,028
Non-cash items included in net (loss) income
   Cumulative effect of accounting change                           (1,377)
   Depreciation and Amortization                      233              346
   Provision for bad debts                             96              104

Decrease (increase) in current assets
   Receivables                                      1,732            5,730
   Inventories                                       (323)          (1,515)
   Prepaid income taxes and other prepaid expenses   (280)             534
   Excess of actual cost and estimated earnings
     over actual billings (net)                      (366)          (1,700)

Increase (decrease) in current liabilities
   Accounts payable                                   445             (169)
   Other accrued liabilities                        1,731             (720)
                                                  --------         --------
       Net cash provided by
         operating activities                       2,970            2,261
                                                  --------         --------
Cash Flows from Investing Activities

   Net additions to property and equipment           (236)            (233)
   Decrease in other assets                            29              104
   Exchange rate changes                                4                3
                                                  --------         --------
      Net cash used in investing activities          (203)            (126)
                                                  --------         --------
Cash Flows from Financing Activities

   Decrease in notes payable                       (2,406)          (2,848)
   Payment on debt                                                      (9)
   Dividend payments                                 (245)            (245)
   Reissuance of common stock                           8                8
                                                  --------         --------
    Net cash used in financing activities          (2,643)          (3,094)
                                                  --------         --------
Net increase (decrease) in Cash
   and Cash Equivalents                               124             (959)

Cash and Cash Equivalents at
   Beginning of Period                                411            1,564
                                                  --------         --------
Cash and Cash Equivalents at
   End of Period                               $      535        $     605
                                                  ========         ========


                      IREX CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


(1) The consolidated financial statements include the accounts of Irex Corporation (the "Company") and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company is primarily engaged in the business of thermal insulation contracting throughout the United States and Canada. Allied activities include the direct sale of insulation and acoustical materials, the fabrica-tion of insulation materials, and interior contracting.

(2) The Company has authorization for 2,000,000 shares of its common stock with a par value of $1.00 per share. At March 31, 1996, 1,028,633 shares were issued, 394,357 shares were outstanding and 634,276 shares were held, at cost, in Treasury stock.

(3) All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. The Company's income tax and interest payments for the first three months of 1996 and 1995 were:

                                               1996                  1995
                                              ------                ------
             Income Taxes:                  $ 749,000              $ 856,000
             Interest:                      $ 115,000              $ 496,000

(4) The Company is self-insured against a portion of its workers' compensa-tion and other insurance risks. The process of determining reserve require-ments for losses within its self-insured retention limits utilizes historical trends, involves an evaluation of claim frequency, severity and other factors and also includes the effect of future inflation.

      Effective January 1, 1995, the Company changed its method of measuring the estimated liability for workers' compensation claims. The new method employs actuarial assumptions to discount to present value the estimated future payments for these claims, using a risk-free interest rate. The Company believes this method is preferable because it more accurately reflects the current impact on its financial condition of the future cash outflows.
The cumulative effect of this accounting change was $1,377,000 ($2,276,000 less the related tax effect of $899,000) and was included in net income for the three months ended March 31, 1995. The impact of this change, exclusive of the cumulative effect, on operating results in the first quarter of 1996 and 1995 was not significant nor is it expected to have a significant impact on future results of operations.

                     IREX CORPORATION AND SUBSIDIARIES
                          March 31, 1996 and 1995

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations
               -----------------------------------------------
Results from Operations
- ------------------------
In the first quarter of 1996 the Company s loss from operations was ($13,000), which compares favorably with the ($196,000) operating loss reported for the first quarter of 1995. This first quarter, although reported as a loss, represents the Company s best start since 1991. The Company s first quarter results are typically the weakest of the year.

After the preferred stock dividend requirement, net losses applicable to common stockholders was ($543,000) or ($1.38) per share for the first quarter of 1996. The comparable period of 1995 indicated net income of $783,000, or $1.96 per share. However, this was significantly increased by the recognition of an accounting change, net of income taxes, of $1,377,000, or $3.45 per share, due to the change in the method of estimating workers compensation claims liability.

The following table presents for the periods indicated certain items in the Company s consolidated statements of operations as a percentage of total revenue:

                                                Three Months Ended
                                                ------------------
                                                       March 31
                                             1996                     1995
                                            ------                   ------
         Contracting Revenues                 51.7%                    55.1%

         Distribution and Other Revenues      48.3%                    44.9%
                                            --------                 --------
         Total Revenue                       100.0%                   100.0%
                                            ========                 ========

         Gross Profit Margin                  20.9%                    22.0%

         Loss from Operations                 (0.0%)                   (0.3%)
         Loss Before Cumulative
            Effect of Accounting Change       (0.5%)                   (0.6%)



Revenues
- ---------
Total revenues in 1996 increased 11.3% as compared to the first quarter of 1995. For three months ended March 31, 1996, total revenues amounted to $62,779,000 versus $56,423,000 for the similar period ended 1995. Contracting revenues totaled $32,467,000 and $31,063,000 for the three-month period ending March 31, 1996 and 1995, respectively. The increase in contracting revenue of 4.5% is mainly attributed to activity within the interiors contracting business.

Distribution activity continues to record strong revenue growth, increasing 19.5% over last year s first quarter. Revenue achieved for three months ended March 31, 1996, was $30,312,000 as compared to $25,360,000 for three months ended March 31, 1995. In the first quarter ended March 31, 1996, the distri-bution business achieved a new sales record, and accounts for 48.3% of total revenues in the first quarter of 1996, versus 44.9% in the prior year.

Gross Profit
- -------------
Gross profit for the first three months ended March 31, 1996, was $13,119,000 which is an increase of $685,000 from the $12,434,000 reported in the first three months ended March 31, 1995. Gross profit margins were 20.9% for 1996 and 22.0% for 1995. Most of the decline in contracting margins was due in part to a relatively greater amount of cost-plus work performed this year than last. However, the substantial growth in distribution revenues resulted in a 19.0% increase in gross profits from the activity.

Selling, General and Administrative Expenses
- ---------------------------------------------
As a percent of revenues, operating expenses were 20.9% in 1996 compared to 22.4% in 1995. Operating expenses amounted to $13,132,000, an increase of $502,000, or 4.0% from the $12,630,000 reported for the first quarter of last year. Increases of personnel expenses of $157,000 is mainly normal salary increases and personnel additions as a result of expansion in the distribution business. Other related general and administrative cost increases are due to travel and meeting expenses incurred in the development of field personnel and also, property and telecommunications costs in connection with the above mentioned expansion.

Financial Condition and Liquidity
- ----------------------------------
The Company at March 31, 1996, had working capital of $29.3 million and stockholders equity (excluding preferred stock) of $9.5 million. Working capital at December 31, 1995, was $29.8 million and stockholders equity was $10.1 million.

Total debt outstanding at March 31, 1996, was $22.1 million compared to $24.6 million at December 31, 1995. Available short-term lines of credit as of March 31, 1996, were $22.9 million and remain adequate to provide sufficient liquidity for operations. Outstanding balances under these unsecured lines of credit at March 31, 1996, were $4.6 million, a decrease of $4.2 million from December 31, 1995. Long-term debt, excluding the current portion, is $12.5 million at March 31, 1996.

                        PART II.  OTHER  INFORMATION
                       ------------------------------
Item 1. Legal Proceedings
- --------------------------
The Company's principal subsidiary, ACandS, Inc., is one of a number of defendants in pending lawsuits filed by approximately 107,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its busi-ness. ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others. During the first quarter of 1996, ACandS was served with cases involving approximately 9,104 individual plaintiffs. There were 44,904 new plaintiffs in 1995, 18,122 new plaintiffs in 1994; 20,542 new plaintiffs in 1993; 13,875 new plaintiffs in 1992; and 10,090 new plaintiffs in 1991. Of the 1993 filings, over 4,000 were dismissed against ACandS shortly after filing.

The unusually large number of filings in 1995 and the first quarter of 1996 included 22,549 in Texas, 6,707 from the Maritime Legal Clinic and 6,715 in West Virginia. The Texas filings were predominantly on behalf of out-of-state claimants. Many of the 1995 filings were apparently motivated by counsels' efforts to get claims on record before the effective date of a tort reform statute. Continued high Texas filings may reflect concern that rules for out-of-state filing may be tightened. The West Virginia filings are attributable to efforts to participate in a scheduled consolidated trial. Approximately 13,800 claims filed by the Maritime Legal Clinic in the U.S. District Court for the Northern District of Ohio, including most of the Clinic s 1995 and 1996 filings, will be administratively dismissed through a Court Order dated May 2, 1996, although this Order does not preclude the Clinic from attempting to refile the claims in State Court. Filings nationwide were apparently also increased by plaintiffs seeking to insure that cases were filed before the passage of possible federal tort reform legislation. Accordingly, ACandS believes that the recent filings generally represent an advancement of case filings which will not significantly effect the ultimate number of cases that may be filed.

It is the pattern in this litigation for suits to be filed as the result of mass screenings of individuals employed at a particular facility, through a particular union local, or by a particular employer. It is ACandS's experi-ence that such suits are often filed with little investigation as to whether the claimant ever had any causative exposure to asbestos-containing products associated with the various named defendants. Because of the pattern, historically, about half of the cases filed against ACandS have been closed without payment.

The defense of the cases pending against ACandS is now being handled by the Travelers/Aetna Property Casualty Corp. with the participation of other insurers that wrote coverage for ACandS. Virtually all of ACandS's liability and defense costs for these cases are being paid by ACandS s insurance carriers.

Since the beginning of 1981, approximately 92,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. This figure does not include the approximately 13,800 Northern District of Ohio Maritime Legal Clinic Claims which are being administratively dismissed as noted above. Although payments in individual cases have varied considerably, ACandS's percentage of the aggregate liability payments for those cases has been small. As a result, ACandS's average resolution cost for closed cases is very low. The resolution cost per closed case in recent years has been consistent with long-term averages. Bankruptcy filings by a number of companies which had been significant defendants in asbestos cases have not significantly increased the cost of resolving cases. Historically, payments on behalf of ACandS to resolve consolidated proceedings in jurisdictions which have been difficult for all defendants have exceeded average costs. ACandS anticipates that it will continue to face such proceedings in the future.

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

Subsequently, on January 15, 1993, certain plaintiffs' counsel and the members of the Center for Claims Resolution (an organization of 20 asbestos litigation defendants) filed a class action complaint, answer and settlement agreement involving all previously unasserted claims by individuals who have been occupationally exposed to asbestos fibers, which was assigned to Judge Weiner as related to the Multidistrict Litigation proceedings. In an order dated August 16, 1994, the District Court approved the settlement. This approval remains subject to appeal. The District Court for the Eastern District of Texas has also approved a class settlement of future asbestos cases against Fiberboard Corporation which is also currently on appeal. Due to the complex-ity of these actions and the claims involved, it is uncertain what impact they will have on the asbestos-related bodily injury litigation.

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

ACandS has substantial defenses to the actions, including defenses based upon the character of its operations and the fact that ACandS did not manufacture the asbestos-containing products involved. Moreover, ACandS potentially has indemnification and/or contribution claims against the product manufacturers. To date, ACandS has been dismissed from 102 cases, largely on the basis it had no connection with the products at issue in the claimants' buildings, and has agreed to settle 14 claims. The aggregate amount paid has been very small in the context of this litigation. ACandS was not served with any new building-related cases in 1995 and the first quarter of 1996. Since 1990, only three new building related cases have been served on ACandS.

The Travelers/Aetna Property Casualty Corp is currently providing ACandS with a defense in these building cases, as well as paying settlements when neces-sary. Coverage based on polities of the Travelers Insurance Companies is furnished pursuant to a settlement agreement, but coverage based on Aetna Casualty and Surety Co. policies is subject to asserted reservations of rights to later contest both the availability and the amount of coverage. Required payments, nevertheless, continue to be made on the Aetna policies.

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

Although the availability of coverage for existing and future suits is not resolved, and the aggregate potential loss from these suits may be signifi-cant, management believes that ACandS's defenses, potential indemnification and/or contribution rights and insurance coverage are adequate to ensure that these actions will not have a material adverse effect on the long-term business or financial position of the Company.

From time to time, the Company and its subsidiaries are also parties as both plaintiff and defendant to various claims and litigation arising in the normal course of business, including claims concerning work performed under various contracts.

                               SIGNATURES
                              ------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 IREX CORPORATION



Date         May 13 1996                          J. P. Farrell
           ---------------                      -----------------
                                                  J. P. Farrell
                                                    Controller
                                              Duly Authorized Signer