Form 10-Q
period 1996-09-30
IREX CORP
filed 1996-11-14
CIK 1952

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549


            Quarterly Report under Section 13 or 15(d)

             of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1996      Commission File Number 2-36877


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

                        Yes X        No


          Common Shares Outstanding (Single Class) 389,195












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
                          (Unaudited)

                                                   Nine Months
                              Third Quarter     Ended September 30

                             1996      1995      1996       1995
             (Dollars in Thousands Except Per Common Share Amounts)

Contracting Revenues       $ 31,950  $ 31,546   $ 99,082  $ 98,661

Distribution and
  Other Revenues             34,886    28,552     97,357    80,723

     Total Revenues          66,836    60,098    196,439   179,384

Cost of Revenues             52,241    47,513    153,181   140,807

     Gross Profit            14,595    12,585     43,258    38,577

Selling, General and
  Administrative Expenses    12,703    12,301     39,371    37,575

     Operating Income         1,892       284      3,887     1,202

Interest Expense, Net           439       436      1,299     1,355
     Income (Loss)
      Before Income Taxes     1,453      (152)     2,588      (153)

Income Tax Provision
  (Benefit)                     601       (64)     1,132       (79)

Income Before Cumulative
  Effect of
  Accounting Change             852       (88)     1,456       (74)

Cumulative Effect of
  Accounting Change,
  Net of Income Taxes           -          -          -      1,377

Net Income                 $   852   $    (88)  $  1,456  $  1,303


  Less:
   Dividend Requirements
    for Preferred Stock       (245)      (245)      (735)     (735)

NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCK          $   607   $   (333)  $    721  $    568

Average Common Shares
  Outstanding              390,517    396,400    392,241   397,645

Per Common Share Amounts

Income (Loss) Before
  Cumulative Effect of
  Accounting Change        $  1.55   $  (0.84)  $   1.84   $ (2.03)

Cumulative Effect of
  Accounting Change             -          -          -       3.46

Net Income (Loss)          $  1.55   $  (0.84)  $   1.84   $  1.43




                  IREX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                              September 30         December 31
                                 1996                 1995
                                       (In Thousands)
ASSETS
Cash and Cash Equivalents     $    886               $    411
Receivables, Net                53,107                 51,639
Inventories                     13,896                 12,367
Deferred Income Taxes            8,298                  8,298
Prepaid Income Taxes               695                    303
Other Prepaid Expenses             824                    624
Actual Cost and Estimated
  Earnings on Contracts in
  Process in Excess of
  Billings                       4,320                  4,675

    Total Current Assets        82,026                 78,317

Property and Equipment, Net      3,155                  3,199
Other Assets                        72                    119

  TOTAL ASSETS              $   85,253             $   81,635


LIABILITIES AND
  SHAREHOLDERS' INVESTMENT
Notes Payable               $    7,582             $    8,756
Current Portion of
  Long-Term Debt                 3,257                  3,257
Accounts Payable                10,474                  8,164
Billings in Excess of
  Actual Cost and
  Estimated Earnings on
  Contracts in Process           4,480                  2,546
Accrued Workers'
  Compensation Insurance         9,926                 10,260
Accrued Liabilities             18,348                 15,535

    Total Current
     Liabilities                54,067                 48,518

Long-Term Debt
 (Less Current Portion)          9,985                 12,543

Redeemable Preferred Stock      10,496                 10,496

Capital Stock                    1,028                  1,028
Paid-in Surplus                    458                    465
Retained Earnings               27,939                 27,217
Cumulative Translation
  Adjustments                     (156)                  (158)
Treasury Stock at Cost         (18,564)               (18,474)

  Total Shareholders'
    Investment                  10,705                 10,078

  TOTAL LIABILITIES AND
  SHAREHOLDERS' INVESTMENT  $   85,253             $   81,635



               IREX CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                 Nine Months Ended September 30
                                      1996           1995
                                         (In Thousands)

Cash Flows from Operating Activities

Net Income                         $ 1 ,456         $ 1,303
Non-cash items included
  in net income
  Cumulative effect of
    accounting change                   -            (1,377)
  Deferred income tax benefit           -               971
  Depreciation and amortization         650             905
  Provision for bad debts               122             291

Decrease (increase) in current assets
  Receivables                        (1,590)          1,048
  Inventories                        (1,529)         (1,616)
  Prepaid income taxes and
    other prepaid expenses             (592)            438
  Actual cost and estimated earnings
    in excess of billings (net)       2,289            (347)

Increase (decrease) in
    current liabilities
  Accounts payable                    2,311             726
  Other accrued liabilities           2,479          (2,387)

      Net cash (used for) provided
       by operating activities        5,596             (45)


Cash Flows from Investing Activities

  Net additions to
    property and equipment             (606)           (648)
  Decrease in other assets               47             223

     Net cash used for
       investing activities            (559)           (425)


Cash Flows from Financing Activities

  Increase (decrease) in
    notes payable                    (1,174)          1,022
  Payment on debt                    (2,558)           (720)
  Dividend payments                    (735)           (735)
  Reissuance of common stock            (95)            (33)

     Net cash used for
       financing activities           (4,562)          (466)

Net increase (decrease) in
  Cash and Cash Equivalents              475           (936)

Cash and Cash Equivalents at
  Beginning of Period                    411          1,564

Cash and Cash Equivalents at
  End of Period                    $     886      $     628



                 IREX CORPORATION AND SUBSIDIARIES
                    September 30, 1996 and 1995

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

(2) The Company has authorization for 2,000,000 shares of its common stock with a par value of $1.00 per share. At September 30, 1996, 1,028,633 shares were issued, 389,195 shares were outstanding and 639,438 shares were held, at cost, in Treasury stock.

(3) All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. The Company's income tax and interest payments for the first nine months of 1996 and 1995 were:

                                         1996          1995
            Income Taxes             $1,524,000     $1,205,000
            Interest                 $1,065,000     $  984,000

(4) The Company is self-insured against a portion of its workers' compensation and other insurance risks. The process of determining reserve requirements for losses within its self-insured retention limits utilizes historical trends, involves an evaluation of claim frequency, severity and other factors and also includes the effect of future inflation.

Effective January 1, 1995, the Company changed its method of measuring the estimated liability for workers' compensation claims. The new method employs actuarial assumptions to discount to present value the estimated future payments for these claims, using a risk-free interest rate. The Company believes this method is preferable because it more accurately reflects the current impact on its financial condition of the future cash outflows. The cumulative effect of this accounting change was $1,377,000 ($2,276,000 less the related tax effect of $899,000) and was included in net income for the nine months ended September 30, 1995. The impact of this change, exclusive of the cumulative effect, on operating results in the first nine months of 1996 and 1995 was not significant nor is it expected to have a significant impact on future results of operations.

(5) The Company's principal contracting subsidiary, ACandS, Inc., has moved forward in the process, begun in June of the current year, of transforming its corporate structure from an operation based on 38 semi-autonomous branch offices to one based on three highly integrated regions. The result will be an increased focus on customer service and construction management in virtually all of the present markets served by ACandS. Economies of scale gained from regionalized and centralized administration will create a more competitive contracting organization aimed at being responsive and flexible in meeting customer needs.

The restructuring plan calls for closing or downsizing twenty-one of the 38 branch offices throughout the United States. ACandS will not exit the geographic markets served by these branches, but instead will realign its approach to serving the customers within these markets. Approximately 37 positions, or 20% of the salaried workforce, will be eliminated as administrative functions are regionalized and centralized. It is anticipated that most of the restructuring activity will be completed by the end of 1996. The expense, which was recorded as a charge against income from continuing operations in the second quarter of 1996, contains the following components: severance pay, $200,000 and lease termination costs, $150,000. It is expected that this charge will sufficiently cover the remaining restructuring actions.


                 IREX CORPORATION AND SUBSIDIARIES
                   September 30, 1996 and 1995

             Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Results from Operations

The Company's income from operations for the third quarter of 1996 was $1,892,000, which represents significant improvement over the $284,000 operating income for the third quarter of 1995. For the nine months ended September 30, 1996, operating income of $3,887,000 represents a $2.7 million increase over the $1,202,000 reported during the first nine months of 1995. The 1996 third quarter results continued the momentum begun with a strong second quarter, and have led to the Company's highest year-to-date income from operations in the past five years.

After the preferred stock dividend requirements, net income applicable to common stockholders was $607,000, or $1.55 per share, for the third quarter of 1996. The comparable period of 1995 showed a net loss of $(333,000), or $(.84) per share. For the nine-month period ended September 30, 1996, net income was $721,000, or $1.84 per common share. For the comparable nine months of 1995, the Company reported a loss of $(809,000), or $(2.03) per share, before the recognition of an accounting change (as previously discussed in Note 4). The cumulative effect of the accounting change was $1,377,000, net of income taxes, which resulted in net income for the September 1995 year-to-date period of $568,000, or $1.43 per common share.

The following table presents for the periods indicated certain items in the Company's consolidated statements of income as a percentage of total revenue:

                           Three Months           Nine Months
                         Ended September 30    Ended September 30
                          1996        1995      1996       1995

Contracting Revenues      47.8%       52.5%     50.4%      55.0%
Distribution and
  Other Revenues          52.2%       47.5%     49.6%      45.0%
Total Revenues           100.0%      100.0%    100.0%     100.0%

Gross Profit Margin       21.8%       20.9%     22.0%      21.5%
Income from Operations     2.8%        0.5%      2.0%       0.7%
Income Before Cumulative
  Effect of Accounting
  Change                   1.3%       (0.1)%     0.7%       0.0%

Revenues

Contracting revenues are up 1.3% from the third quarter of 1995, while year-to-date contracting revenues of $99,082,000 have not substantially changed as compared to $98,661,000 for the same period last year. The transition accompanying the restructuring of the Company's principal contracting subsidiary (as previously discussed in Note 5) had a somewhat negative impact on revenues for this year's third quarter.

Continued geographical expansion and market-share penetration of the distribution business has led to the Company's growth in overall revenues. As noted in the table above, distribution activity accounts for 49.6% of total revenues for the nine months ended September 30, 1996, versus 45.0% for the comparable period last year. For the quarter ended September 30, distribution revenues were $34,886,000, representing an increase of 22.2% from the $28,552,000 reported for the third quarter of 1995. For the nine-month period ended September 30, 1996, distribution revenues totaled $97,357,000, and this record level is 20.6% over 1995 year-to-date revenues of $80,723,000. Export activity and new branch locations accounted for approximately $7.5 million and $1.5 million, respectively, of the increase in distribution revenues for the comparable year-to-date periods.

Gross Profit

For the quarter ended September 30, 1996, gross profit was $14,595,000, an increase of $2,010,000 over the $12,585,000 reported for the third quarter of 1995. Gross profit margins were 21.8% and 20.9% for the respective periods. The increase is attributable to improved margins in the contracting business, where lower workers' compensation costs and continued emphasis on execution have contributed to this gain. For the nine months ended September 30, 1996, the gross profit margin was 22.0%, a slight increase over the 21.5% for the comparable period last year. Year-to-date gross profit of $43,258,000 is 12.1% ahead of the $38,577,000 reported in the prior-year period. The growth is due mainly to substantial growth of the distribution business in terms of volume.

Selling, General, and Administrative Expenses

Operating expenses totaled $12,703,000, or 19.0% of revenues, for the quarter ended September 30, 1996. This compares favorably to prior-year expenses of $12,301,000, or 20.5%, for the similar period. For the nine months ended September 30, operating expenses were $39,371,000 in 1996 and $37,575,000 in 1995. This represents a $1.8 million increase in 1996 year-to-date expenses versus last year's comparable period, of which $1.2 million is directly attributable to higher personnel and property costs from expansion of the distribution business.

Financial Condition and Liquidity

At September 30, 1996, the Company has working capital of $28.0 million and stockholders' equity (excluding preferred stock) of $10.7 million. Working capital at December 31, 1995, was $29.8 million and stockholders' equity was $10.1 million. The increase in both accounts receivable and accounts payable over prior year-end results is again indicative of the volume growth in the distribution business.

Total debt outstanding at September 30, 1996, was $20.8 million compared to $24.6 million at December 31, 1995, as the Company has begun to pay down long-term debt obligations according to schedule. Long-term debt, excluding current portion, is $10.0 million at September 30, 1996. Available short-term lines of credit as of September 30, 1996, were $23.1 million and remain adequate to provide sufficient liquidity for operations. Outstanding balances under these unsecured lined of credit at September 30, 1996, were $7.6 million, a decrease of $1.2 million from December 31, 1995.

                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company's principal subsidiary, ACandS, Inc., is one of a number of defendants in pending lawsuits filed by approximately 102,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business. ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others. During the first three quarters of 1996, ACandS was served with cases involving approximately 28,213 indi-vidual plaintiffs. There were 44,904 new plaintiffs in 1995, 18,122 new plaintiffs in 1994; 20,542 new plaintiffs in 1993; 13,875 new plaintiffs in 1992; and 10,090 new plaintiffs in 1991. Of the 1993 filings, over 4,000 were dismissed against ACandS shortly after filing.

The large number of filings in 1995 and the first half of 1996 includes 29,263 in Texas, 9,734 from the Maritime Legal Clinic and 10,446 in West Virginia. The Texas filings are predominantly on behalf of out-of-state claimants. A substantial majority of the Maritime Legal Clinic filings have already been administratively dismissed. ACandS has been of the view that this increase in filings is temporary, the result of factors such as efforts to get claims on record before proposed tort reform in Texas, or to participate in a pending consolidated trial in West Virginia. However, some recent events suggest that the increase may be attributable to expanded screening efforts.

It is the pattern in this litigation for suits to be filed as the result of mass screenings of individuals employed at a particular facility, through a particular union local, or by a particular employer. It is ACandS's experience that such suits are often filed with little investigation as to whether the claimant ever had any causative exposure to asbestos-containing products associated with the various named defendants. Because of this pattern, historically, about half of the cases filed against ACandS have been closed without payment. As the scope of the mass screening programs has increased, the degree of illness of the claimants has appeared to diminish.

The defense of the cases pending against ACandS is now being handled by the Travelers/Aetna Property Casualty Corp. with the participation of other insurers that wrote coverage for ACandS. Virtually all of ACandS's liability and defense costs for these cases are being paid by ACandS's insurance carriers.

Since the beginning of 1981, approximately 117,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. Although payments in individual cases have varied considerably, ACandS's percentage of the aggregate liability payments for those cases has been small. As a result, ACandS's average resolution cost for closed cases is very low. The resolution cost per closed case in recent years has been consistent with long-term averages. Bankruptcy filings by a number of companies which had been significant defendants in asbestos cases have not significantly increased the cost of resolving cases. Historically, payments on behalf of ACandS to resolve consolidated proceedings in jurisdictions which have been difficult for all defendants have exceeded average costs. ACandS anticipates that it will continue to face such proceedings in the future.

On July 29, 1991, the Judicial Panel on Multidistrict Litigation ordered that all asbestos-related bodily injury cases pending in the Federal trial courts and not then in trial should be trans-ferred to Judge Charles R. Weiner in the United States District Court for the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. These proceedings involved less than one-fourth of the cases then pending against ACandS.

Subsequently, on January 15, 1993, certain plaintiffs' counsel and the members of the Center for Claims Resolution (an organization of 20 asbestos litigation defendants) filed a class action complaint, answer and settlement agreement involving all previously unasserted claims by individuals who have been occupationally exposed to asbestos fibers, which was assigned to Judge Weiner as related to the Multidistrict Litigation proceedings. The District Court approved the settlement, but the U.S. Court of Appeals in an order dated May 10, 1996, vacated the District Court's order and directed decertification of the class. The U.S. Supreme Court recently agreed to hear the Center for Claims Resolution case. On July 25,1996, the U.S. Court of Appeals for the Fifth Circuit approved a class settlement of future asbestos cases against Fiberboard Corporation. A Supreme Court petition is also expected in this case. It is uncertain what impact these decisions will have on the asbestos-related bodily injury litigation.

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

ACandS is also one of a number of defendants in six actions by the owners of schools and other buildings seeking to recover costs associated with the replacement or treatment of installed asbestos-containing products. These cases involve school buildings, public buildings, and office buildings. One of the cases is an alleged class action.

ACandS has substantial defenses to the actions, including defenses based upon the character of its operations and the fact that ACandS did not manufacture the asbestos-containing products involved. Moreover, ACandS potentially has indemnification and/or contri-bution claims against the product manufacturers. To date, ACandS has been dismissed from 102 cases, largely on the basis it had no connection with the products at issue in the claimants' buildings, and has agreed to settle 15 claims. The aggregate amount paid has been very small in the context of this litigation. ACandS was not served with any new building-related cases in 1995 and the first half of 1996. Since 1990, only three new building related cases have been served on ACandS.

The Travelers/Aetna Property Casualty Corp is currently providing ACandS with a defense in these building cases, as well as paying settlements when necessary. Coverage based on policies of the Travelers Insurance Companies is furnished pursuant to a settlement agreement, but coverage based on Aetna Casualty and Surety Co. policies is subject to asserted reservations of rights to later contest both the availability and the amount of coverage. Required payments, nevertheless, continue to be made on the Aetna policies.

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

                                           IREX CORPORATION



Date         November 13, 1996             (J. E. Pinkerton)
                                            J. E. Pinkerton
                                 Vice President, Finance and Administration

                                           Duly Authorized Signer