Form 10-K
period 1996-12-31
IREX CORP
filed 1997-03-31
CIK 1952

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C. 20549

                              FORM 10-K


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                 THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996    Commission file number 2-36877


                          Irex Corporation
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 Pennsylvania                             23-1712949
 (STATE OR OTHER JURISDICTION OF INC. OR ORG.)   (I.R.S. EMPLOYER IDENT. NO.)


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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of their Form 10-K or any amendment to this Form 10-K. [ X ]



                    Documents Incorporated by Reference
                                 NONE



                                PART I


Item 1.    Business

Irex Corporation ("The Company") is primarily engaged in the business of thermal insulation contracting throughout the United States and Canada. Allied activities include the direct sale of insulation and acoustical materials, the fabrication of insulation materials, and interior contracting. Domestic operations are conducted through four wholly owned subsidiaries:
ACandS, Inc.; Specialty Products and Insulation Co.; CENTIN Corporation; and Spacecon, Inc. Commercial Interior Builders, Inc. has been inactive since December 31, 1992 and was merged into ACandS, Inc., with ACandS surviving the merger, effective as of the close of business on September 30, 1996. Through ACandS Contracting Ltd., a wholly owned subsidiary of ACandS, Inc., the Company is engaged in thermal insulation contracting in Canada. In 1996, 52% of total revenues was the result of contract operations and 48% was derived from the direct sale of insulating and acoustical ceiling materials. These percentages are reflective of a trend over the past several years, wherein distribution has been a growing part of the Company's business.

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

As of December 31, 1996, the Company had an unbilled contract backlog of $47.6 million as compared to an unbilled contract backlog of $51.9 million on December 31, 1995. A substantial portion of this backlog can reasonably be expected to be installed during 1997, since the average life cycle of the Company's projects is less than a year. During the past five years, beginning backlog ranged from 30% to 40% of contract revenues during the ensuing year.

The Company purchases its materials from a number of sources and is not dependent upon any one supplier for any substantial portion of its requirements. Insulation materials are in plentiful supply and no critical shortages are expected.

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

All of the remaining offices, warehouses and fabricating shops of the Company are leased at various locations throughout the United States and Canada.
Some regional and area offices share facilities at the same location, and most of the distribution offices are divided into both warehouse and office space. A few have fabricating shops connected with the warehouse. There are 74 leased regional, area and branch offices in the United States and two offices in Canada.

The Company also owns construction tools, light trucks, fabricating machinery, and such related equipment as required by its undertakings, all of which are considered to be in good working order and none of which is subject to any major encumbrances. Most of the automotive fleet has been converted to an operating lease arrangement with lease terms of up to five years.


Item 3.    Legal Proceedings

The Company's principal subsidiary, ACandS, Inc., is one of a number of defendants in pending lawsuits filed by approximately 98,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business. ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others. During 1996, ACandS was served with cases involving approximately 37,777 individual plaintiffs. Of the 1996 filings, 24,564 were served in the first half of the year. There were 44,904 new plaintiffs in 1995; 18,122 new plaintiffs in 1994; 20,542 new plaintiffs in 1993; and 13,875 new plaintiffs in 1992. Of the 1993 filings, over 4,000 were dismissed against ACandS shortly after filing.

The large number of filings in 1995 and 1996 includes 35,067 in Texas, 10,661 in West Virginia, and 11,143 from the Maritime Legal Clinic. The Texas filings are predominantly on behalf of out-of-state claimants. Efforts during 1995 to reform tort rules in Texas appeared to initially spur potential claimants to file before any reforms became effective. The reforms which were enacted did not significantly limit the out-of-state filings, and such filings from expanded screening programs continued during 1996. West Virginia filings diminished substantially in the second half of 1996 after the cut off for participation in a pending consolidated trial passed. A substantial number of the Maritime Legal Clinic filings have already been administratively dismissed.

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

Since the beginning of 1981, approximately 126,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. Although payments in individual cases have varied considerably, ACandS's percentage of the aggregate liability payments for those cases has been small. As a result, ACandS's average resolution cost for closed cases is very low. The resolution cost per closed case in recent years has been consistent with long-term averages. Bankruptcy filings by a number of companies which had been significant defendants in asbestos cases have not significantly increased the cost of resolving cases. Historically, payments on behalf of ACandS to resolve consolidated proceedings in jurisdictions which have been difficult for all defendants have exceeded average costs. ACandS anticipates that it will continue to face such proceedings in the future.

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

Subsequently, on January 15, 1993, certain plaintiffs' counsel and the members of the Center for Claims Resolution (an organization of 20 asbestos litigation defendants) filed a class action complaint, answer and settlement agreement involving all previously unasserted claims by individuals who have been occupationally exposed to asbestos fibers, which was assigned to Judge Weiner as related to the Multidistrict Litigation proceedings. The District Court approved the settlement, but the U.S. Court of Appeals, in an order dated May 10, 1996, vacated the District Court's order and directed decertification of the class. The U.S. Supreme Court has agreed to hear an appeal of the Court of Appeals' decision. Argument is scheduled for February 18, 1997. On July 25, 1996, the U.S. Court of Appeals for the Fifth Circuit approved a class settlement of future asbestos cases against Fiberboard Corporation. A Supreme Court petition is also expected in this case. It is uncertain what impact these decisions will have on the asbestos-related bodily injury litigation.

Although the large number of pending cases, the continued efforts of certain courts to clear dockets through consolidated or class proceedings, the bankruptcy filings by defendants, efforts toward national solutions, the transfer of federal cases to the United States District Court for the Eastern District of Pennsylvania, and the Center for Claims Resolution and Fiberboard class action render prediction uncertain, ACandS expects that its percentage of liability payments will continue to be relatively small.

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

ACandS has substantial defenses to the actions, including defenses based upon the character of its operations and the fact that ACandS did not manufacture the asbestos-containing products involved. Moreover, ACandS potentially has indemnification and/or contribution claims against the product manufacturers. To date, ACandS has been dismissed from 102 cases, largely on the basis it had no connection with the products at issue in the claimants' buildings, and has agreed to settle 15 claims. The aggregate amount paid has been very small in the context of this litigation. ACandS was not served with any new building-related cases in 1995 and 1996. Since 1990, only three new building-related cases have been served on ACandS.

The Travelers/Aetna Property Casualty Corp. is currently providing ACandS with a defense in these building cases, as well as paying settlements when necessary. Coverage based on policies of the Travelers Insurance Companies is furnished pursuant to a settlement agreement, but coverage based on Aetna Casualty and Surety Co. policies is subject to asserted reservations of rights to later contest both the availability and the amount of coverage. Required payments, nevertheless, continue to be made on the Aetna policies.

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


PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

The Company's Common Stock is traded in limited over-the-counter transactions. The number of shares of Common Stock available for trading has been small relative to the total number of shares outstanding, and the trading is sporadic. Price quotations are only binding for a limited number of shares.

The following table sets forth the high and low bid prices per share and the dividends per share for the periods indicated. Price quotations have been obtained from National Quotation Bureau, Inc.

                             High Bid                 Low Bid

     1995     1st Quarter       15                     13-1/2
              2nd Quarter       19                     12-1/2
              3rd Quarter       20                     13-1/2
              4th Quarter      20-1/4                    17

     1996     1st Quarter       21                       20
              2nd Quarter      20-1/8                    20
              3rd Quarter      20-1/4                    20
              4th Quarter      20-3/4                  20-1/4

On March 10, 1997, the stock price quotation according to National Quotation Bureau, Inc. was 22 bid and none offered, and there were 323 record holders of the Company's Common Stock. The total number of shares outstanding is 386,078. The Company has not paid a cash dividend on its Common Stock during the two-year period ended December 31, 1996. In the foreseeable future, the Company does not expect to pay cash dividends on the outstanding common shares at December 31, 1996.


Item 6.    Selected Financial Data

IREX CORPORATION AND SUBSIDIARIES:

Following is a consolidated summary of operations for the five years ended December 31, 1996. This summary should be read in conjunction with the consolidated financial statements and notes thereto, which are included in
Item 8 of this report.

                             CONSOLIDATED SUMMARY OF OPERATIONS

                                   Year Ended December 31
                             1996      1995        1994      1993      1992
                              (Dollars in thousands, except per share data)

TOTAL REVENUES            $271,131  $244,441    $240,636  $237,369  $229,033
NET INCOME (LOSS)         $  2,873  $  1,778(1) $  2,227  $   (389) $  1,026
PREFERRED STOCK
  DIVIDENDS (2)           $   (980) $   (980)   $   (980) $   (980) $   (245)
INCOME (LOSS) APPLICABLE
  TO COMMON SHARES        $  1,893  $    798    $  1,247  $ (1,369) $    781
CASH FLOW FROM OPERATIONS $  1,799  $   (454)   $  2,770  $ (2,937) $  5,724
TOTAL ASSETS              $ 85,325  $ 81,635    $ 82,560  $ 81,483  $ 76,606
LONG TERM DEBT (3)        $  9,286  $ 12,543    $ 15,800  $ 17,414  $ 18,935
REDEEMABLE PREFERRED
  STOCK (2)               $ 10,490  $ 10,496    $ 10,496  $ 10,496  $ 10,496
PER COMMON SHARE: (2)
  EARNINGS                $   4.80  $   2.01    $   3.11  $  (3.36) $   1.03
  CASH DIVIDENDS          $    -    $    -      $    -    $    -    $   1.50
  BOOK VALUE              $  30.58  $  25.59    $  23.14  $  19.94  $  23.35

   1    Includes cumulative effect of accounting change, net of income taxes of $1,377,000 due to change in the method of estimating workers' compensation claims liability. See Note 1 to the accompanying consolidated financial statements.

   2    See Note 11 to the accompanying consolidated financial statements.

   3    See Note 9 to the accompanying consolidated financial statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company reported its highest net income since 1991 with net income of $2,873,000 for the year ended December 31, 1996. Net income for the year ended December 31, 1995 was $1,778,000 as compared to income of $2,227,000 for the year ended December 31, 1994. Included in the results for 1995 is the cumulative effect of an accounting change, net of income taxes, of $1,377,000 due to the change in method of estimating the liability for workers' compensation claims.

Net income applicable to common shareholders after preferred dividends was $1,893,000 for the year ended December 31, 1996, a significant improvement over the $798,000 and $1,247,000 for the years ended December 31, 1995 and 1994, respectively. Net income per common share was $4.80 for the year ended December 31, 1996, more than double the $2.01 per common share for the year ended December 31, 1995, and a 54% increase over the $3.11 per common share for the year ended December 31, 1994. For the year ended December 31, 1995, the loss per common share before cumulative effect of accounting change was $(1.46), while the cumulative effect of accounting change was $3.47 per common share.

Return on average common shareholders' equity, calculated on net income applicable to common stock, was 18.1%, 8.1% and 15.8% for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's return on average assets, calculated on net income, was 3.4% for the year ended December 31, 1996, as compared to 2.2% and 2.7% for the years ended December 31, 1995 and 1994, respectively. For the year ended December 31, 1995, the return on average equity and return on average assets before the cumulative effect of accounting change were (5.9%) and 0.5%, respectively.

The Company's operating results continue to be favorably impacted by strong growth and earnings performance from the distribution operations. A combination of weak economic conditions, increased competition and regulatory change in certain industries key to the contracting businesses has created a difficult environment in which to improve contracting revenues and earnings. Faced with the challenge, ACandS, Inc., the Company's principal contracting subsidiary, has undergone an organizational restructuring whereby numerous semi-autonomous branches have been transformed into three highly integrated regions. The key focus of this restructuring is to provide more responsive services to customers. The restructuring aims to accomplish this end while also achieving a reduction in administrative expenses.

The following discussion and analysis of results of operations provides additional information on the Company's businesses and should be read in conjunction with the consolidated financial statements and accompanying notes.

Results of Operations

The Company and its subsidiaries operate within the specialty contracting industry (Contracting) and the distribution of products related to that industry (Distribution). Total revenues increased to $271.1 million in 1996, a 10.9% increase from the prior year's total revenue of $244.4 million.
Total revenues in 1994 were $240.6 million. Distribution revenues continue to grow, accounting for 48.3%, 45.1% and 38.5% of total revenues in 1996, 1995 and 1994, respectively. Distribution revenues increased by $20.8 million, or 18.9% to a record $131.1 million during 1996. Export sales accounted for 43.3% of the increase, totaling $11 million in 1996 as compared to the $2 million reported for the prior year. The percentage increase in 1996 approximates the 18.8%, or $17.4 million, increase in distribution revenues reported for 1995. Distribution revenues were $110.2 million and $92.8 million in 1995 and 1994, respectively. Contracting revenues increased 4.4% to $140.1 million in 1996. This represents a $5.8 million increase over 1995 contracting revenues of $134.2 million and reverses a trend which had seen contracting revenues decline in both 1995 and 1994. Contracting revenues in 1995 declined by $13.7 million, or 9.2%, from $147.9 million reported for 1994. Increased competitive pressures and deregulation in the power generation industry have caused a decline in contracting revenues from this industry. During the three-year period ended December 31, 1996, such revenues have declined from 40% to 25% of total contracting revenues. While no one customer or contract from the power generation industry represents an unusual risk, the Company continues to pursue greater diversification of its sources of contracting revenues.

Gross profit improved to $60.3 million in 1996 as compared to $52.8 million in 1995 and $53.3 million in 1994. Gross profit from contracting increased to $30.8 million from $27.7 million in 1995. The improvement is largely attributable to a renewed emphasis on project execution and continued strong safety performance, which has decreased outlays for project overruns and workers' compensation costs, respectively. Gross profit from contracting was $32.2 million in 1994, of which $2.9 million was derived from one major project. Distribution gross profit has climbed steadily during the three-year period ended December 31, 1996. Distribution gross profit was $29.4 million, representing an increase of 17.1% over the $25.1 million reported for 1995. Distribution gross profit amounted to $21.1 million in 1994. The growth in revenues accounts for substantially all of the increase, as distribution margins, gross profit dollars expressed as a percentage of revenues, have remained stable during the three-year period.

Selling, general and administrative (operating) expenses increased by $3.5 million, or 7.0%, to $53.5 million for the year ended December 31, 1996. Operating expenses were $50.0 million and $47.2 million in 1995 and 1994, respectively. The growth in operating expenses in 1996 is primarily attributable to expansion of the distribution business, which added four branches between the third quarter of 1995 and the second quarter of 1996. Full-time salaried employees within the distribution business increased by 12 during 1996. However, a decrease of 43 full-time salaried employees within the contracting businesses more than offset the increase within the distribution operations. The Company's total salaried employees at December 31, 1996 was 436 as compared to 465 and 443 at year end 1995 and 1994, respectively. Personnel expenses account for approximately 60% of total operating expenses.

ACandS, Inc., as noted earlier, completed a restructuring during 1996, and incurred expenses of approximately $500,000, which primarily consisted of severance pay and lease termination costs. ACandS and CENTIN, another of the Company's contracting subsidiaries, closed a total of seven and three offices, respectively, during 1996. These ten locations incurred direct operating expenses of approximately $2.9 million for each of the years ended December 31, 1996, 1995 and 1994, respectively.

Operating income of $6.8 million in 1996 represented a significant increase from the $2.7 million earned in 1995. Approximately $2.5 million of the $4.1 million increase is attributable to distribution operations. Operating income for 1994 was $6.1 million. Operating income expressed as a percentage of revenues was 2.5%, 1.1% and 2.5% for 1996, 1995 and 1994, respectively.

Finance and Liquidity

The Company has continued to focus on the effective management of its working capital position. While the strong growth in the distribution revenues has contributed to an increase in accounts receivable, the turnover of accounts receivable within the distribution operations has increased from 4.8 to 5.5, an improvement of 14.6%, over the three-year period ended December 31, 1996. The addition of nine new distribution branches has increased inventories by almost 30% over the past two years. The contracting operations have made significant progress in resolving claims, reducing the amount carried to $75,000 at December 31, 1996 from $460,000 at the prior year end and $1,759,000 at December 31, 1994. Management continues to set targets for increasing the turnover of accounts receivable for both the contracting and distribution operations, while also focusing on programs to improve cash flow through the turnover of inventories. Contract backlog was $47.6 million at December 31, 1996. This represents a decline from the contract backlog of $51.9 million at December 31, 1995. While the restructuring of contracting operations has served to reduce the backlog, management believes it is now better positioned to serve its customers and build the contract backlog. The contract backlog at December 31, 1994 was $48.2 million.

Capital expenditures in 1996 were $1.2 million versus $1.1 million in 1995 and $1.0 million in 1994. Management does not foresee any significant capital expenditures in the near term other than the normal replacement of equipment.

Total debt outstanding at December 31, 1996 was $24.7 million compared to $24.6 million at December 31, 1995. Available short-term lines of credit as of December 31, 1996 were $23.1 million of which $12.2 million was in use. Credit lines available continue to provide adequate flexibility for operations. See Note 9 to the accompanying financial statements for more information on the Company's borrowings.

Preferred Stock Issuance and Dividends

During 1992, the Company exchanged 349,864 shares of redeemable preferred stock for an equal number of the Company's outstanding common shares. During 1996, 191 shares were redeemed, and 349,673 preferred shares remain outstanding at December 31, 1996. The common shares exchanged were included in Treasury Stock at December 31, 1996. See Note 11 to the accompanying financial statements for more information on the Company's redeemable preferred stock.

Dividends on the preferred stock accrue at an annual rate of $2.80 per share. In the foreseeable future, the Company does not expect to pay cash dividends on the outstanding common shares at December 31, 1996.
Income Taxes

The effective tax rate was 41.6% in 1996 compared to 51.8% in 1995 and 43.5% in 1994. The Company's effective tax rate is primarily dependent upon the amount of operating income and its effect on the rate attributable to the 50% disallowance for meals and entertainment, the impact of state rates on deferred tax assets and the sources of state taxable income.

Net deferred income tax assets were $8.2 million at December 31, 1996 compared to $8.3 million at year end 1995. The Company has determined that no valuation allowance for the deferred income tax asset is required as of December 31, 1996 and 1995, as the future realization of such tax benefits is considered to be more likely than not through the combination of carryback availability, certain tax planning strategies that would allow for acceleration of deductible temporary differences to utilize remaining carryback availability and through expected future taxable income. Future taxable income must be approximately $12.0 million in order to realize the portion of deferred tax assets not realizable through carryback availability or tax planning strategies.


Item 8.     Financial Statements and Supplementary Data

1.   Irex Corporation and Subsidiaries:

     (a)  Report of Independent Public Accountants

     (b)  Consolidated Balance Sheets -- December 31, 1996 and 1995

     (c) Consolidated Statements of Income for the Three Years Ended December 31, 1996, 1995 and 1994

     (d) Consolidated Statements of Shareholders' Investment for the Three Years Ended December 31, 1996, 1995 and 1994

     (e) Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1996, 1995 and 1994

     (f) Notes to Consolidated Financial Statements -- December 31, 1996, 1995 and 1994

     (g)  Schedules:

          II Valuation and Qualifying Accounts for the Three Years Ended December 31, 1996, 1995 and 1994

          All other schedules are omitted as not applicable because the required matter or conditions are not present.




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of
Directors, Irex Corporation:

We have audited the accompanying consolidated balance sheets of Irex Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Irex Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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


/s/Arthur Andersen LLP

Lancaster, Pennsylvania
February 17, 1997


                    IREX CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                                       December 31

      ASSETS                                       1996           1995

CURRENT ASSETS:
  Cash and cash equivalents (Note 5)          $   193,000    $   411,000
  Receivables, less reserves of $1,590,000
     in 1996 and $1,440,000 in 1995            53,520,000     51,639,000
  Inventories of materials and supplies,
     at the lower of cost (first-in,
     first-out) or market                      14,125,000     12,367,000
  Actual costs and estimated earnings
     on contracts in process in excess of
     billings (Notes 1 and 2)                   5,130,000      4,675,000
  Prepaid income taxes (Note 3)                       ---        303,000
  Other prepaid expenses                        1,022,000        624,000
  Deferred income taxes (Notes 1 and 3)         4,759,000      5,386,000

     Total current assets                      78,749,000     75,405,000


PROPERTY AND EQUIPMENT,
  at cost (Note 1):
  Land                                            158,000        178,000
  Buildings and improvements                    3,155,000      3,310,000
  Machinery and equipment                       6,933,000      7,726,000
                                               10,246,000     11,214,000

  Less - Accumulated depreciation               7,164,000      8,015,000

                                                3,082,000      3,199,000
NON-CURRENT DEFERRED INCOME
  TAXES   (Notes 1 and 3)                       3,425,000      2,912,000


OTHER ASSETS                                       69,000        119,000

                                              $85,325,000    $81,635,000


                                                      December 31
     LIABILITIES AND
     SHAREHOLDERS' INVESTMENT                     1996          1995

CURRENT LIABILITIES:
  Notes payable to banks (Note 9)             $12,169,000    $ 8,756,000
  Current portion of long-term debt (Note 9)    3,257,000      3,257,000
  Accounts payable                             10,617,000      8,164,000
  Billings in excess of actual
    costs and estimated earnings
    on contracts in process
    (Notes 1 and 2)                             2,786,000      2,546,000
  Accrued workers' compensation
    insurance (Note 1)                          2,795,000      3,503,000
  Accrued liabilities (Note 12)                12,814,000     14,533,000
  Accrued income taxes (Note 3)                   198,000          ---
    Total current liabilities                  44,636,000     40,759,000

LONG-TERM DEBT, less current
  portion (Note 9)                              9,286,000     12,543,000

NON-CURRENT LIABILITIES (Notes 1 and 14)        9,127,000      7,759,000

REDEEMABLE PREFERRED STOCK, $1 par
  value; authorized 2,000,000 shares;
  issued and outstanding 349,673 shares
  in 1996 and 349,864 shares in 1995
  (Note 11)                                    10,490,000     10,496,000

SHAREHOLDERS' INVESTMENT:
  Common stock $1 par value;
    authorized 2,000,000 shares;
    issued 1,028,633 shares;
    outstanding 385,458 shares in
    1996 and 393,857 shares in 1995             1,028,000      1,028,000
  Paid-in surplus                                 459,000        465,000
  Retained earnings                            29,110,000     27,217,000
  Cumulative translation adjustments
    (Note 1)                                     (165,000)      (158,000)
                                               30,432,000     28,552,000

  Treasury stock, 643,175 shares in
    1996 634,776 shares in 1995,
    at cost                                   (18,646,000)   (18,474,000)

    Total shareholders' investment             11,786,000     10,078,000

                                              $85,325,000    $81,635,000

The accompanying notes are an integral part of these statements.


                       IREX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                         Year Ended December 31
                                   1996          1995          1994
REVENUES (Note 1):
  Contracting                  $140,063,000  $134,215,000  $147,885,000
  Distribution and other        131,068,000   110,226,000    92,751,000

    Total revenues              271,131,000   244,441,000   240,636,000

COST OF REVENUES (Note 1)       210,851,000   191,683,000   187,367,000

  Gross profit                   60,280,000    52,758,000    53,269,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES        53,451,000    50,022,000    47,165,000

    Operating income              6,829,000     2,736,000     6,104,000

INTEREST AND DIVIDEND INCOME        101,000        91,000        68,000

INTEREST EXPENSE                 (2,007,000)   (1,995,000)   (2,231,000)

    Income before income taxes    4,923,000       832,000     3,941,000

INCOME TAX PROVISION
  (Notes 1 and 3)                 2,050,000       431,000     1,714,000

INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE     2,873,000       401,000     2,227,000

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE,
    net of income taxes
    of $899,000 (Note 1)               -       1,377,000           -

NET INCOME                      $ 2,873,000  $ 1,778,000   $  2,227,000

  Dividend Requirements for
    Preferred Stock (Note 11)      (980,000)    (980,000)      (980,000)

NET INCOME APPLICABLE TO
  COMMON STOCK                  $ 1,893,000  $   798,000   $  1,247,000

AVERAGE COMMON SHARES
  OUTSTANDING                       394,653      397,127        401,156

PER COMMON SHARE AMOUNTS:
  Income (Loss) Before
  Cumulative Effect of
  Accounting Change             $      4.80  $     (1.46)  $       3.11

  Cumulative Effect of
    Accounting Change           $        -   $      3.47   $         -

  Net Income                    $      4.80  $      2.01   $       3.11

The accompanying notes are an integral part of these statements.

                    IREX CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                                                               Cumulative                ESOP Shares
                            Common      Paid-in    Retained    Translation    Treasury   Financed
                            Stock       Surplus    Earnings    Adjustments     Stock     With Debt

BALANCE, JANUARY 1, 1994   $1,028,000  $ 472,000  $25,172,000  $(116,000)  $(18,236,000) $(291,000)

 Net income                    ---          ---     2,227,000       ---            ---        ---
 Cash dividends on
  preferred stock              ---          ---      (980,000)      ---            ---        ---
 Debt repayments by Employee
  Stock Ownership Plan         ---          ---          ---        ---            ---     130,000
 Translation adjustments       ---          ---          ---     (74,000)          ---        ---
 Repurchase of common stock    ---          ---          ---        ---        (111,000)      ---

BALANCE, DECEMBER 31, 1994  1,028,000    472,000   26,419,000   (190,000)   (18,347,000)  (161,000)

 Net income                    ---          ---     1,778,000       ---            ---        ---
 Cash dividends on preferred
  stock                        ---          ---      (980,000)      ---            ---        ---
 Debt repayments by Employee
  Stock Ownership Plan         ---          ---          ---        ---            ---     161,000
 Translation adjustments       ---          ---          ---      32,000           ---        ---
 Exercise of stock options     ---        (7,000)        ---        ---          15,000       ---
 Repurchase of common stock    ---          ---          ---        ---        (142,000)      ---

BALANCE, DECEMBER 31, 1995  1,028,000    465,000   27,217,000    (158,000)   18,474,000)      ---

 Net income                    ---          ---     2,873,000       ---           ---        ---
 Cash dividends on
  preferred stock              ---          ---      (980,000)      ---           ---        ---
 Translation adjustments       ---          ---          ---      (7,000)         ---        ---
 Exercise of stock options     ---        (6,000)        ---        ---         15,000       ---
 Repurchase of common stock    ---          ---          ---        ---       (187,000)      ---

BALANCE, DECEMBER 31, 1996 $1,028,000$   459,000   $29,110,000 $(165,000) $(18,646,000) $    ---

The accompanying notes are an integral part of these statements.

                         IREX CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Year Ended December 31
                                         1996        1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                         $ 2,873,000  $1,778,000  $2,227,000
  Reconciliation of net income to
    net cash provided by (used for)
    operating activities-
      Cumulative effect of
        accounting change                   ---   (1,377,000)      ---
      Depreciation and amortization    1,195,000   1,494,000  2,030,000
      Deferred income tax provision
        (benefit)                        114,000    (301,000)  (128,000)
      Provision for losses on
        accounts receivable            1,164,000   1,096,000  1,092,000
      Gain on sale of assets             (26,000)       ---        ---
  (Increase) decrease in assets-
    Receivables                       (3,045,000)   (977,000)(1,545,000)
    Inventories                       (1,758,000) (1,480,000)(1,388,000)
    Actual costs and estimated
      earnings on contracts
      in process in excess of
      billings, net                     (215,000)     53,000   (434,000)
    Prepaid income taxes                 303,000    (303,000) 1,041,000
    Other prepaid expenses              (398,000)    403,000    254,000)
  Increase (decrease) in liabilities-
    Accounts payable                   2,453,000    (104,000)   674,000)
    Accrued income taxes                 198,000    (128,000)   128,000
    Accrued liabilities and other
      liabilities                     (1,059,000)   (608,000)   675,000
           Net cash provided by
            (used for)operating
            activities                 1,799,000    (454,000) 2,770,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and
    equipment                         (1,247,000) (1,095,000)  (963,000)
  Proceeds from sales of
    property and equipment               226,000      99,000     74,000
  Decrease (increase) in other
    assets                                12,000      81,000    (81,000)
           Net cash used for
             investing activities     (1,009,000)   (915,000)  (970,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from revolving
    lines of credit                    3,413,000   2,749,000  1,225,000
  Proceeds from long-term debt              ---    2,800,000       ---
  Payments on long-term debt          (3,257,000) (4,219,000)(1,438,000)
  Dividends paid                        (980,000)   (980,000)  (980,000)
  Reissuance of common stock               9,000       8,000       ---
  Repurchase of common stock            (187,000)   (142,000)  (111,000)
  Repurchase of preferred stock           (6,000)       ---        ---
           Net cash (used for)
             provided by
             financing activities     (1,008,000)    216,000  (1,304,000)

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                      (218,000) (1,153,000)    496,000
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                      411,000   1,564,000   1,068,000
CASH AND CASH EQUIVALENTS,
  END OF YEAR                        $   193,000  $  411,000  $1,564,000

The accompanying notes are an integral part of these statements.


                    IREX CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1996, 1995 AND 1994


1. PRINCIPLES OF CONSOLIDATION AND ACCOUNTING POLICIES:

The following summarizes the significant accounting policies employed by Irex Corporation (the Company) and subsidiaries.

Principles of Consolidation

The consolidated financial statements include the accounts of Irex Corporation and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 1995 items have been reclassified to conform to 1996 presentation.

In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," gains and losses resulting from foreign currency transactions during the year are included in operating results, while gains and losses resulting from translation of the financial statements of the Company's Canadian subsidiary at the end of the year are reflected as cumulative translation adjustments in shareholders' investment. Foreign currency transaction gains and losses in 1996, 1995 and 1994 were not material.

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

Distribution and other revenues consist primarily of outright sales of purchased insulation and acoustical products.

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

Effective January 1, 1995, the Company changed its method of measuring the estimated liability for workers' compensation claims. The new method employs actuarial assumptions to discount to present value the estimated future payments for these claims, using a risk-free interest rate. The Company believes this method is preferable because it more accurately reflects the current impact on its financial condition of the future cash outflows. The cumulative effect of this accounting change was $1,377,000 ($2,276,000 less the related tax effect of $899,000) and was included in net income for the year ended December 31, 1995. The impact of this change, exclusive of the cumulative effect, on operating results during 1996, 1995 and 1994 was not significant nor is it expected to have a significant impact on future results of operations.

At December 31, 1996 and 1995, the estimated undiscounted liability for workers' compensation claims was $11,138,000 and $13,399,000, respectively. The present value of such claims was $8,682,000 and $10,260,000, using a weighted average discount rate of 6.80% and 7.17%, respectively.

The expected future payments as of December 31, 1996, on an undiscounted basis, are as follows:

    1997                  $ 2,866,000
    1998                    1,797,000
    1999                    1,300,000
    2000                      965,000
    2001                      784,000
    2002 and thereafter     3,426,000
                          $11,138,000

Income Taxes

Deferred income taxes are not provided on the undistributed earnings of the Company's Canadian subsidiary since taxes payable upon distribution, net of foreign tax credits, are not expected to be significant. At December 31, 1996, the cumulative amount of such undistributed earnings was $1,211,000.

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

         Classification                  Estimated Useful Lives

          Buildings                         15 to 30 years
          Leasehold improvements             3 to 10 years
          Machinery and equipment            3 to  7 years


Non-Current Liabilities

Other long-term liabilities consist of the non-current portions of workers' compensation, insurance, pension and postretirement benefit liabilities.

Concentration of Business

The Company and its subsidiaries operate within the specialty contracting industry and the distribution of products related to that industry.

For the years ended December 31, 1996, 1995 and 1994, no one customer accounted for more than 10% of revenues. The Company's contracting and distribution businesses purchase materials for use in contracts or resale from a limited number of major suppliers. Such concentration is normal for the industry and does not present an unreasonable risk or vulnerability to the Company. Based on completed contracts, between 25% and 40% of contracting revenues were derived from the power generation industry during the three-year period ended December 31, 1996. Management believes this concentration does not represent an unusual risk as contracts are widely dispersed by geography and customer.


2. CONTRACTS IN PROCESS:

Contracts in process as of December 31 are comprised of the following elements:

                                          1996            1995
  Costs and estimated earnings
       on uncompleted contracts       $ 94,950,000     $ 74,687,000

  Less:  Billings on uncompleted
       contracts                       (92,606,000)     (72,558,000)

  Net                                 $  2,344,000     $  2,129,000


Contracts in process as of December 31 are reflected in the accompanying balance sheets under the following captions:

                                          1996            1995
  Actual costs and estimated
    earnings on contracts in
    process in excess of billings     $  5,130,000     $  4,675,000

  Billings in excess of actual
    costs and estimated earnings
    on contracts in process             (2,786,000)      (2,546,000)

                                      $  2,344,000     $  2,129,000

Actual costs incurred on contracts in process in excess of billings includes contract costs attributable to claims in the amount of $75,000 and $460,000 at December 31, 1996 and 1995, respectively. Contract costs related to claims are carried at the lower of actual costs incurred or estimated net realizable value.

3. INCOME TAXES:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). Deferred income taxes are computed based on the differences between financial reporting and income tax reporting bases of assets and liabilities using enacted tax rates. The impact of changes in tax rates is reflected in income in the period in which the change is enacted. In conformity with SFAS 109, deferred tax assets are classified based on the financial reporting classification of the related liabilities and assets which give rise to temporary book/tax differences. Deferred taxes relate to the following temporary differences:

                                                 1996           1995

  Insurance reserves                          $ 6,698,000    $ 6,573,000
  Bad debt reserves                               617,000        549,000
  Uniform cost capitalization on inventories      473,000        457,000
  Pension and other benefits                      436,000        493,000
  Contracts                                       261,000        510,000
  Other                                          (301,000)      (284,000)
                                              $ 8,184,000    $ 8,298,000

The Company has determined that no valuation allowance for the deferred tax asset is required as of December 31, 1996 and 1995, as the future realization of such tax benefits is considered to be more likely than not through the combination of carryback availability, certain tax planning strategies that would allow for acceleration of deductible temporary differences to utilize remaining carryback availability and through expected future taxable income.

Income (loss) before income taxes is comprised of the following components:

                                   1996           1995            1994

  Domestic                     $ 4,809,000    $ 3,505,000     $ 3,762,000
  Foreign                          114,000       (397,000)        179,000
                               $ 4,923,000    $ 3,108,000     $ 3,941,000


Income tax provision (benefit) consists of:

                                  1996           1995            1994
  Currently payable:
    Federal                    $ 1,749,000    $   601,000     $ 1,493,000
    State                          130,000        329,000         259,000
    Foreign                         57,000       (198,000)         90,000

      Total currently payable    1,936,000        732,000       1,842,000

  Deferred:
    Federal                        (67,000)       (80,000)        (95,000)
    State                          181,000       (221,000)        (33,000)

      Total deferred               114,000       (301,000)       (128,000)

  Total                        $ 2,050,000    $   431,000 (1)  $1,714,000

   (1) Excludes provision of $899,000 as of January 1, 1995, from the cumulative effect of the change in accounting (see Note 1).

The effective income tax rate is different from the statutory Federal income tax rate as indicated below:

                                           1996       1995       1994

  Statutory federal income tax rate        34.0%       4.0%      34.0%
  State income taxes ($311,000,
      $108,000 and $226,000), net
      of federal benefit                    4.2        8.6        3.8
  Meals and entertainment
     (50% disallowance)                     3.1       17.7        3.3
  Effects of foreign taxes                  0.4       (7.6)       0.7
  Other, net                               (0.1)      (0.9)       1.7

    Effective income tax rate              41.6%      51.8%      43.5%

The changes in the effective state income tax rate are due to the impact of state rate changes on deferred tax assets, as well as the changes in the sources of the Company's state taxable income.


4. CLAIMS AND CONTINGENCIES:

The Company's principal subsidiary, ACandS, Inc., is one of a number of defendants in pending lawsuits filed by approximately 98,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business. ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others. During 1996, ACandS was served with cases involving approximately 37,777 individual plaintiffs. Of the 1996 filings, 24,564 were served in the first half of the year. There were 44,904 new plaintiffs in 1995; 18,122 new plaintiffs in 1994; 20,542 new plaintiffs in 1993; and 13,875 new plaintiffs in 1992. Of the 1993 filings, over 4,000 were dismissed against ACandS shortly after filing.

The large number of filings in 1995 and 1996 includes 35,067 in Texas, 10,661 in West Virginia, and 11,143 from the Maritime Legal Clinic. The Texas filings are predominantly on behalf of out-of-state claimants. Efforts during 1995 to reform tort rules in Texas appeared to initially spur potential claimants to file before any reforms became effective. The reforms which were enacted did not significantly limit the out-of-state filings, and such filings from expanded screening programs continued during 1996. West Virginia filings diminished substantially in the second half of 1996 after the cut off for participation in a pending consolidated trial passed. A substantial number of the Maritime Legal Clinic filings have already been administratively dismissed.

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

Since the beginning of 1981, approximately 126,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. Although payments in individual cases have varied considerably, ACandS's percentage of the aggregate liability payments for those cases has been small. As a result, ACandS's average resolution cost for closed cases is very low. The resolution cost per closed case in recent years has been consistent with long-term averages. Bankruptcy filings by a number of companies which had been significant defendants in asbestos cases have not significantly increased the cost of resolving cases. Historically, payments on behalf of ACandS to resolve consolidated proceedings in jurisdictions which have been difficult for all defendants have exceeded average costs. ACandS anticipates that it will continue to face such proceedings in the future.

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

Subsequently, on January 15, 1993, certain plaintiffs' counsel and the members of the Center for Claims Resolution (an organization of 20 asbestos litigation defendants) filed a class action complaint, answer and settlement agreement involving all previously unasserted claims by individuals who have been occupationally exposed to asbestos fibers, which was assigned to Judge Weiner as related to the Multidistrict Litigation proceedings. The District Court approved the settlement, but the U.S. Court of Appeals, in an order dated May 10, 1996, vacated the District Court's order and directed decertification of the class. The U.S. Supreme Court has agreed to hear an appeal of the Court of Appeals' decision. Argument is scheduled for February 18, 1997. On July 25, 1996, the U.S. Court of Appeals for the Fifth Circuit approved a class settlement of future asbestos cases against Fiberboard Corporation. A Supreme Court petition is also expected in this case. It is uncertain what impact these decisions will have on the asbestos-related bodily injury litigation.

Although the large number of pending cases, the continued efforts of certain courts to clear dockets through consolidated or class proceedings, the bankruptcy filings by defendants, efforts toward national solutions, the transfer of federal cases to the United States District Court for the Eastern District of Pennsylvania, and the Center for Claims Resolution and Fiberboard class action render prediction uncertain, ACandS expects that its percentage of liability payments will continue to be relatively small.

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

ACandS has substantial defenses to the actions, including defenses based upon the character of its operations and the fact that ACandS did not manufacture the asbestos-containing products involved. Moreover, ACandS potentially has indemnification and/or contribution claims against the product manufacturers. To date, ACandS has been dismissed from 102 cases, largely on the basis it had no connection with the products at issue in the claimants' buildings, and has agreed to settle 15 claims. The aggregate amount paid has been very small in the context of this litigation. ACandS was not served with any new building-related cases in 1995 and 1996. Since 1990, only three new building-related cases have been served on ACandS.

The Travelers/Aetna Property Casualty Corp. is currently providing ACandS with a defense in these building cases, as well as paying settlements when necessary. Coverage based on policies of the Travelers Insurance Companies is furnished pursuant to a settlement agreement, but coverage based on Aetna Casualty and Surety Co. policies is subject to asserted reservations of rights to later contest both the availability and the amount of coverage. Required payments, nevertheless, continue to be made on the Aetna policies.

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


5. CONSOLIDATED STATEMENTS OF CASH FLOWS:

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The effect of changes in foreign exchange rates on cash balances in 1996, 1995 and 1994 was not material.

The Company's income tax and interest payments are summarized below:

                                     1996           1995          1994

  Income taxes (net of refunds)  $ 1,548,000    $ 1,010,000   $   673,000

  Interest                         2,054,000      2,034,000     2,268,000


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


Actuarially computed net pension expense includes the following components:

                                      1996          1995          1994
  Service cost-benefits earned
    during the period              $ 608,000     $ 480,000     $ 564,000

  Interest cost on projected
    benefit obligation               524,000       439,000       400,000

  Loss (return) on plan assets:
    Actual                        (1,042,000)   (1,147,000)      129,000
    Deferred                         510,000       805,000      (466,000)

      Recognized return             (532,000)     (342,000)     (337,000)

  Net amortization                    10,000        (5,000)       24,000

  Net pension expense              $ 610,000     $ 572,000     $ 651,000


The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1996 and 1995:
                                                  1996          1995
  Actuarial present value of benefit
    obligations:
      Accumulated benefit obligation,
      including vested benefits of
      $5,568,000 and $5,080,000,
      respectively                            $ 6,039,000   $ 5,559,000

  Projected benefit obligation for service
    rendered to date                          $ 7,698,000   $ 6,981,000
  Plan assets at fair value                    (7,528,000)   (6,151,000)
  Projected benefit obligation in excess of
    plan assets                                   170,000       830,000
  Unrecognized net gain (loss) from past experience
    different from that assumed and effects
    of changes in assumptions                     275,000      (114,000)

  Accrued pension cost                        $   445,000   $   716,000


Assumptions used in the accounting were:

                                                 1996          1995

  Weighted average discount rates                7.75%         7.50%
  Rates of increase in future
    compensation levels                          5.00%         5.00%
  Expected long-term rate of return on assets    8.50%         8.50%


A substantial number of the hourly employees of the Company's subsidiaries are covered by union-sponsored, collectively bargained, multiemployer pension plans. The Company contributed approximately $6,146,000 in 1996, $5,791,000 in 1995, and $6,727,000 in 1994 to such plans. Information is not available from the plans' administrators to permit the Company to determine its share of the unfunded vested benefits of these plans.

Postretirement Benefits Other Than Pensions

In addition to providing pension benefits, the Company and its subsidiaries provide certain health care benefits under company-sponsored plans for the majority of retired salaried employees. Active salaried employees who were at least age 55 and had 10 years of consecutive service at January 1, 1990 are eligible for these benefits upon retirement. Also, active salaried employees of the Company whose age plus years of service equaled at least 55 at January 1, 1990 are eligible for these benefits upon retirement when they attain age 62 as long as such employees have either 20 years of service or their age plus years of service equals 90 upon retirement. Cash payments of up to $60.00 per month are given to retirees over age 65 to purchase supplemental Medicare coverage. Eligible retirees under age 65 are fully covered by the Company's insurance plan. The number of retirees under age 65 currently participating in the plan is not significant.

The expected cost of these benefits is charged to expense during the years that the employees render service. The transition obligation is being amortized over 20 years.

Actuarially computed net periodic postretirement benefit cost included the following components:

                                                     1996          1995

  Service cost-benefits earned during the period   $ 8,000       $ 14,000
  Interest cost on accumulated postretirement
    benefit obligation                              71,000         91,000
  Expected return on plan assets                    (9,000)       (26,000)
  Amortization of transition obligation             48,000         48,000
  Amortization of net gain                          28,000)          ---

    Net periodic postretirement benefit cost       $90,000       $127,000

The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheet at December 31, 1996 and 1995:

                                                     1996          1995
  Accumulated postretirement benefit obligation:
    Vested benefit obligation                     $  798,000    $ 877,000
    Non-vested benefit obligation                    158,000      329,000
                                                     956,000    1,206,000
  Plan assets at fair value                          (51,000)    (139,000)

  Accumulated postretirement benefit obligation
    in excess of plan assets                        905,000     1,067,000
  Unrecognized transition obligation               (769,000)     (817,000)
  Unrecognized net gain                             340,000       150,000

  Accrued postretirement benefit liability        $ 476,000     $ 400,000

For measurement purposes, a 13% annual rate of increase in the per capita cost of covered health care benefits was assumed for calendar 1996; the rate was assumed to decrease to 10% in 1998 and 7% for 2001 and remain level thereafter. Due to the provisions of the plan, increasing the assumed health care cost trend rates by one percentage point in each year would not have a significant impact on the accumulated postretirement benefit obligation or the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 7.50% at December 31, 1996 and 1995, respectively. The expected long-term rate of return on assets was 8.5% at December 31, 1996 and 1995.

Other

The Company and its subsidiaries have incentive compensation plans covering substantially all of their officers and key employees. The amount of incentive compensation is primarily dependent upon the rate of return on assets of the Company's subsidiaries and their particular district or branch offices and the net income of the Company. Total incentive compensation expense was $2,621,000 for 1996, $1,698,000 for 1995, and $2,295,000 for
1994.

In July 1994, the Board of Directors approved a Special Incentive Program for certain designated key executive officers (ten in number at December 31, 1996) of the Company. The program covers the period beginning January 1, 1995 through December 31, 1997, and provides for an award of up to 2,000 shares of the Company's common stock to each participant if certain specified financial goals are obtained by the Company. Specifically, the Company must achieve a 17% return on common shareholders' equity and cumulative income to common shareholders of $6,000,000 for the three-year period ended December 31, 1997, for any shares to be granted. In addition, there is a three-year vesting period after any shares are granted. The cumulative effect of the accounting change discussed in Note 1 is not included in determining actual performance against goal. Because the targets are not expected to be achieved, no compensation expense related to this program was incurred for 1996 or 1995.

The Company and its subsidiaries also maintain defined contribution savings incentive and employee stock ownership (ESOP) plans covering substantially all salaried employees. Contributions to the savings incentive plan are based on specified percentages of employee contributions to the plan, while ESOP contributions are discretionary. Expense for these plans was $830,000 in 1996, $665,000 in 1995, and $743,000 in 1994.


7.  STOCK OPTION PLANS:

The Company maintains two non-qualified stock option plans providing for the issuance to key employees and outside directors of up to 80,000 options to purchase shares of the Company's common stock. Generally, options outstanding under the Company's stock options plans: (i) are granted at prices which equate to the fair market value of the stock on the date of grant, (ii) vest over periods of one to three years, and (iii) expire ten years subsequent to date of grant.

Following is a summary of the status of the number of stock options as of December 31, 1996, 1995, and 1994, and the activity during the year ended on those dates, along with the range of exercise prices for options outstanding at year end:

                                      1996          1995          1994
Options Outstanding at
  Beginning of Year                  51,350        58,475        37,225

Options Granted                       9,550         3,500        23,250

Options Exercised                      (500)         (500)          -

Options Expired or Canceled         (11,050)      (10,125)      ( 2,000)

Options Outstanding at
  End of Year                        49,350        51,350        58,475

Range of Exercise Prices of
  Options Outstanding               $16.125-      $16.125-      $16.125-
                                      $31.00       $31.00        $31.00

Options Exercisable End of Year      28,100        20,850        14,125

Options Available for Future Grant   29,650        28,150       166,525

During 1996, the Company adopted Statement of Financial Accounting Standard
(SFAS) No. 123, "Accounting for Stock-Based Compensation." As provided for in the statement, the Company elected to continue the intrinsic value method of expense recognition.

Had compensation cost for the stock option plans been determined consistent with SFAS 123, the Company's net income applicable to common stock and net income per common share amounts would not have been materially different from 1996 and 1995 results as reported. The proforma effect on net income and net income per common share in 1996 and 1995 are not necessarily representative of the proforma amounts for future years.


8. EMPLOYEE STOCK OWNERSHIP PLAN FINANCING TRANSACTION:

In December 1985, the Company's Employee Stock Ownership Plan (ESOP) purchased on the open market 45,227 shares of the Company's common stock for an aggregate purchase price of approximately $1,000,000. The shares were solicited pursuant to a Schedule 13E-4 Tender Offer Statement. Financing for the purchase was obtained by the ESOP through a ten-year bank loan which bears interest at 9% per annum and was guaranteed by the Company. In accordance with generally accepted accounting principles, this loan was reflected as long-term debt in the Company's consolidated balance sheets, with a corresponding charge to equity for the purchase price of the related shares, less principal repayments on the bank loan. The loan was repaid during 1995.


9. BORROWINGS:

Bank Borrowings

The Company had short-term lines of credit totaling $23,081,000 and $22,749,000, of which $12,169,000 and $8,756,000 was in use, as of
December 31, 1996 and 1995, respectively. These loans bear interest at not more than the prime rate. (The weighted average interest rate was 6.9% and 7.2% as of December 31, 1996 and 1995, respectively.) The Company maintains deposits at several banks which serve various corporate purposes including the support of its lines of credit available or in use. All lines of credit are renegotiated annually.

Long-Term Debt

Long-term debt consists of the following at December 31, 1996 and 1995:

                                                      1996          1995
  9% unsecured senior notes payable in equal
  annual installments from May 1, 1996 to 2002    $11,143,000   $13,000,000

  7.3% unsecured term note payable in equal
  semi-annual installments from May 1, 1996
  to November 1, 1997                               1,400,000     2,800,000

    Total                                          12,543,000    15,800,000
    Less current portion                            3,257,000     3,257,000

                                                  $ 9,286,000   $12,543,000

On May 1 and November 1, during the term of the 9% unsecured senior notes, the Company has the option to prepay principal balances in multiples of $100,000 plus accrued interest and a prepayment penalty.

The Company's long-term debt agreements contain restrictions on the incurrence of debt, investments, dividend payments and the redemption of capital stock and preferred stock, as well as requiring that the Company maintain certain financial ratios and levels of net worth. At December 31, 1996, the Company was in compliance with all of these covenants.

Long-term borrowings maturing during the next five years are as follows:

      1997      $ 3,257,000
      1998        1,857,000
      1999        1,857,000
      2000        1,857,000
      2001        1,857,000

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the estimated fair market value of long-term debt was $12,682,000 as of December 31, 1996.


10. LEASE COMMITMENTS:

The Company leases warehouses, sales offices and computer equipment under noncancelable lease agreements. Rental expense for all operating leases was $5,721,000 in 1996, $5,654,000 in 1995 and $5,283,000 in 1994. As of
December 31, 1996, the future minimum rental commitments under noncancelable leases that have terms in excess of one year are as follows:

      1997                                   $ 2,882,000
      1998                                     2,101,000
      1999                                     1,439,000
      2000                                     1,024,000
      2001                                       329,000
      Subsequent years                           124,000

         Total minimum rental obligations    $ 7,899,000


11. REDEEMABLE PREFERRED STOCK:

During 1992, the Company offered to exchange one share of preferred stock with a par value of $1 per share for each share of the Company's outstanding common stock up to a maximum of 350,000 common shares (the Offer). A total of 349,864 common shares were exchanged in December 1992 in accordance with the Offer.

Dividends on the preferred stock accrue at an annual rate of $2.80 per share. Such dividends are cumulative and payable quarterly in arrears commencing January 1, 1993. At December 31, 1996 and 1995, the Company had accrued $245,000 for such dividends. In the foreseeable future, the Company does not expect to pay cash dividends on the outstanding common shares at December 31, 1996. The preferred stock is nonvoting except in certain circumstances.

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


12. ACCRUED LIABILITIES:

The components of accrued liabilities as of December 31, 1996 and 1995 are as follows:

                                                1996          1995

  Salaries and wages                        $  2,643,000  $  2,461,000
  General and auto liability insurance         5,639,000     5,833,000
  Other                                        4,532,000     6,239,000
                                            $ 12,814,000  $ 14,533,000


13.  RESTRUCTURING:

During 1996, the Company's principal contracting subsidiary, ACandS, Inc., underwent an organizational restructuring. This restructuring involved integrating numerous semi-autonomous branches into three highly integrated regions in the interest of reducing administrative expenses and providing more responsive services to customers. In conjunction with this restructuring, ACandS, Inc. incurred expenses of approximately $500,000, which primarily consisted of severance pay and lease termination costs. The restructuring was essentially completed during 1996 and no further expenses are anticipated.


14.  NON-CURRENT LIABILITIES:

The components of non-current liabilities as of December 31, 1996 and 1995 are as follows:

                                                  1996          1995
  Workers compensation and
    other insurance                           $ 8,087,000   $ 6,757,000
  Retirement benefits                           1,040,000     1,002,000

                                              $ 9,127,000   $ 7,759,000




                               IREX CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   For the Three Years Ended December 31, 1996


                          Balance at    Additions    Deductions    Balance
                           Beginning    Charged to      from       at End
                           of Period      Income       Reserve    of Period

DEDUCTED FROM BALANCE SHEET
  CAPTION TO WHICH IT APPLIES:
    Reserve for Doubtful Accounts -

Year Ended 12/31, 1994    $1,345,000    $1,092,000  $(1,007,000)  $1,430,000
Year Ended 12/31, 1995    $1,430,000    $1,096,000  $(1,086,000)  $1,440,000
Year Ended 12/31, 1996    $1,440,000    $1,164,000  $(1,014,000)  $1,590,000


Item 9.     Disagreements on Accounting and Financial Disclosure

                             Not Applicable


                                PART III

Item 10.     Directors and Executive Officers

(a)  Identification of Directors

                              Positions and Offices Held     Period Held
       Name (Age)              and Other Directorships       From     To

  William W. Adams (62)    Director, Irex Corporation        1996    1998
     (2)                   Former Chairman and President,    1988    1993
                           Armstrong World Industries, Inc.
                           Director, Bell Atlantic Corporation

  Carlton E. Hughes (65)   Director, Irex Corporation        1980    1997
     (1)  (4)              Chairman, Stewart-Amos Steel, Inc.
                           (steel fabricator)
                           Director, CoreStates Financial
                            Corporation (bank holding company)
                           Director, Arnold Industries, Inc.

  Joanne M. Judge (44)     Director, Irex Corporation        1993    1999
     (2)  (3)              Attorney, Stevens & Lee           1996 Present
                           Former President and Chief        1987    1993
                           Executive Officer, Community
                           Hospital of Lancaster

  David C. Kleinman (61)   Director, Irex Corporation        1984    1999
     (3)                   Senior Lecturer,
                            University of Chicago
                            Graduate School of Business
                           Management Consultant
                           Director, Acorn Funds             1972 Present
                            (Diversified Common Stock
                             Mutual Funds)
                           Director, Plymouth Tube Co.       1993 Present
                           Director, Wisconsin Paper and
                             Products Co.                    1994 Present

  Michael J. Lardner (53)  Director, Irex Corporation        1989    1998
     (2)                   Chairman, Wide World of Golf      1996 Present
                           President and Chief
                             Operating Officer
                             High Construction, Inc.         1993    1996
                               (general contractor)
                           President, Chief Operating
                             Officer,                        1989    1992
                             Director, Horst Group


  W. Kirk Liddell (47)     Director, Irex Corporation        1980    1997
      (1)  (3-Ex officio   President and CEO,
               w/o vote)     Irex Corporation
                           Director, High Industries, Inc.
                            (steel, real estate and
                             other service company)
                           Director, Penn Fuel Gas, Inc.
                            (regulated gas distributor)

  Wilson D. McElhinny (67) Director, Irex Corporation        1975   1999
      (1) (3) (4)          Director, Educators Mutual Life
                            Insurance Company
                           Director, Hunt Manufacturing Company
                            (office and art/craft product
                              manufacturer)

  John O. Shirk (53)       Director, Irex Corporation       1987    1997
      (1)  (4)             Partner, Barley, Snyder, Senft
                             and Cohen (law firm)
                           Director, Fulton Financial Corporation
                             (bank holding company)
                           Director, Educators Mutual Life
                             Insurance Company

  N. Thompson Washburn (67)Director, Irex Corporation       1980   1998
      (1) (2) (4)          Administrative Consultant,
                           Getty Petroleum Corporation
                             (petroleum distribution)


           (1)  -  Member of the Executive Committee
           (2)  -  Member of the Audit Committee
           (3)  -  Member of the Governance Committee
           (4)  -  Member of the Compensation and Benefits Committee


Note: Unless otherwise indicated, principal occupations listed were the same for the past five years.


(b)  Identification of Executive Officers

                            Positions and Offices Held
       Name (Age)             During Past Five Years

  W. Kirk Liddell (47)      President and Chief Executive Officer

  James E. Hipolit (46)     Vice President, General Counsel and Secretary
                               since 1996
                            Vice President and General Counsel
                               from 1986 to 1996

  Jane E. Pinkerton (57)    Vice President, Finance and Administration
                               since 1996
                            Vice President, Administrative Services
                               and Secretary from 1992 - 1996;
                            Vice President and Director of Personnel
                               from 1988 to 1992


(c)                         Not Applicable.

(d)                         Not Applicable.

(e) Business Experience. A brief account of the business experience during the past five years of each director or executive officer and the other directorships of registered companies held by each director has been provided above.

(f)  Involvement in Certain Legal Proceedings.  None

(g)                         Not Applicable.


Item 11.     Executive Compensation

Summary Compensation Table

The following table sets forth information required concerning cash and noncash compensation of the Chief Executive Officer and the four other most highly compensated executive officers for each of the last three fiscal years.
                            [ Annual Compensation ] [Long-Term Compensation]

  Name and Principal          Year   Salary  Bonus   Options   All Other
                                      ($)    ($)        (#)   Compensation
      Positions                                                  ($)
                                                (1)              (2)
W. K. Liddell                 1996  274,000 145,768(3)   450     6,750
President and Chief           1995  264,000   -0-         -      8,274
Executive Officer             1994  253,000 117,898    3,000     8,448

J. E. Hipolit                 1996  119,400  50,435      150     5,974
Vice President, General       1995  111,200  13,344       -      8,228
Counsel and Secretary         1994  109,200  37,259    1,000     6,858

J. P. Kane (5)                1996   90,000  27,000    2,000     3,240
President, ACandS, Inc.

J. E. Pinkerton               1996  103,700  42,686      150     5,021
Vice President, Finance       1995   87,400   7,866       -      6,750
and Administration            1994   82,800  21,189    1,000     6,451

A. V. Stoycos (4)             1996  115,720  75,172      300     6,750
President, Specialty Products 1995  108,220  49,998       -      8,223
and Insulation Co.            1994  105,720  40,047    1,000     7,112

(1) Bonus amounts for the year represent bonuses accrued for the calendar year listed but paid in the following calendar year.

(2) Includes amounts earned under the Company's Savings Incentive Plan and Employee Stock Ownership.

Savings Incentive Plan.

The Company offers a Savings Incentive Plan for all salaried employees whereby they can elect to contribute up to 15% of their salary and incentive compensation into accounts in their names which are independently managed and invested. Pursuant to amendments adopted by the Board of Directors which became effective January 1, 1985, the employees' contributions to the Plan were made in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company's match is 75% of the first 6% of employee contributions. One-third of the Company's match is invested in Irex Corporation common stock and is subject to the Company achieving a specific financial performance target.

On December 31, 1996 there were 340 employees of the Company and its subsidiaries participating in the Savings Incentive Plan and 30,343 shares of common stock held by such Plan.

Employee Stock Ownership Plan.

Effective January 1, 1983, the Company established an Employee Stock Ownership Plan (ESOP) and Trust for the benefit of employees, of which W. Kirk Liddell, Jane E. Pinkerton, Alexander V. Stoycos, and Jerome P. Kane are trustees. All salaried employees of the Company and its U.S. subsidiaries automatically become participants in the ESOP on the January 1 following their date of hire. Participants are neither required nor permitted to make contributions to the ESOP. Contributions to the Plan are based upon the Company's achievement of specific financial performance targets. No contribution was made to this Plan during 1996.

On December 31, 1996, there were 345 employees of the Company and its subsidiaries eligible to participate in the ESOP and the total of 45,531 shares of common stock held by the ESOP were fully allocated to such participants' accounts.

(3) Mr. Liddell's bonus also included a grant of 620 shares of Irex Corporation stock valued at $13,562.

(4) Mr. Stoycos is included in his capacity as President of a major wholly-owned subsidiary of the Company.

(5) Mr. Kane is included in his capacity as President of a major wholly-owned subsidiary of the Company. Compensation is less than a full year for 1996 as Mr. Kane commenced employment with ACandS, Inc. on May 16, 1996. Effective on May 16, 1996, ACandS, Inc. entered into an agreement with Mr. Kane which provides total compensation during 1996 of $117,000. For 1997, this compensation guarantee is $202,800. In the event Mr. Kane's employment with ACandS, Inc. is terminated during the two-year period of this agreement, a payment equal to six months' salary will be made.

Stock Option Plans

On February 28, 1990, the Board of Directors of the Company adopted the Irex Corporation Non-Qualified Stock Option Plan under which options to purchase not more than 200,000 shares of the Company's common stock may be granted over the next ten years to employees of the Company and its subsidiaries.
The number of shares available for options was reduced during 1995 from 200,000 shares to 55,000 shares. The recipients of options and the number of options granted to them are determined by the Compensation and Benefits Committee of the Board of Directors. Unless otherwise determined by the Compensation and Benefits Committee, no option may be exercised before three years nor more than ten years after the date of grant. On July 20, 1994, the Board of Directors amended the plan to provide that Fair Market Value on the date of the grant shall be defined as (i) the mean between the highest and lowest prices of actual sales of Shares on the principal national securities exchange on which the Shares are listed on such date, or, (ii) if there are no such sales on such date, the mean between the closing bid and asked prices of the Shares on such exchange on such date, or, (iii) if the Shares are not listed on any national securities exchange, the mean between the closing high bid and low asked prices of the Shares in over-the-counter trading as identified by the National Quotation Bureau or other comparable source selected by the Committee, or (iv) if the Committee determines that the mean is not an accurate reflection of the market value of the Shares, the fair market value as determined for purposes of the Company's Employee Stock Ownership Plan, less a discount reflecting the lack of liquidity of Shares in the open market, or, (v) if the Company's Employee Stock Ownership Plan has terminated, or has failed to provide a current valuation of the Shares for any other reason, the fair market value as determined by a disinterested third party selected by the Committee and qualified to perform an evaluation of the Shares. Prior to this amendment, the option price was established at the fair market value as determined for purposes of the Company's Employee Stock Ownership Plan, less a discount reflecting the lack of liquidity of shares in the open market. The following table sets forth, for the individuals named, options granted during 1996.

                           INDIVIDUAL GRANTS
                                                         Potential realizable
                          Percent                     value at assumed annual
                         of Total   Exercise             rates of stock price
                          Options    Price                   appreciation for
               Options  Granted to    Per    Expiration      option term (1):
   Name        Granted   Employees   Share      Date         5% ($)   10% ($)
                 (#)
W. K. Liddell     450       7.5%    $22.125   12/31/06       6,270     15,870
J. E. Hipolit     150       2.5%    $22.125   12/31/06       2,090      5,290
J. P. Kane      2,000      33.1%    $22.125   12/31/06      27,880     70,360
J. E. Pinkerton   150       2.5%    $22.125   12/31/06       2,090      5,290
A. V. Stoycos     300       5.0%    $22.125   12/31/06       4,180     10,580

(1) The potential realizable value of each grant of options assuming that the market price of the underlying security appreciates in value from the date of grant to the end of the option term at the indicated annualized rate. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised.

                                                      Value of Unexercised
                    Number of Unexercised Options     In-the-Money Options
         Name       Exercisable     Unexercisable   Exercisable Unexercisable

  W. K. Liddell       12,500            3,450        $  - 0 -      $17,250
  J. E. Hipolit        1,750            1,150        $  - 0 -        5,750
  J. P. Kane           - 0 -            2,000        $  - 0 -        - 0 -
  J. E. Pinkerton      1,000            1,150        $  - 0 -        5,750
  A. V. Stoycos        2,000            1,300        $  - 0 -        5,750

For the year ended December 31, 1996, there were 6,050 options granted to management and no options were exercised by management. The above table sets forth information as to the aggregate options granted and outstanding as of December 31, 1996, for the individuals named.

In July 1994, the Board of Directors approved a Special Incentive Program for certain designated key executive officers (ten in number at December 31, 1996) of the Company. The program covers the period beginning January 1, 1995 through December 31, 1997, and provides for an award of up to 2,000 shares of the Company's common stock to each participant if certain specified financial goals are obtained by the Company. Specifically, the Company must achieve a 17% return on common shareholders' equity and cumulative income to common shareholders of $6,000,000 for the three-year period ended December 31, 1997, for any shares to be granted. In addition, there is a three-year vesting period after any shares are granted. The cumulative effect of the accounting change in 1995 is not included in determining actual performance against goal. Because the targets are not expected to be achieved, no compensation expense related to this program was incurred for 1996.

Retirement Income Plan Table

The Company's Retirement Income Plan which became effective September 1, 1984, covers all salaried employees. All costs are paid by the Company, and the amount of retirement income is determined by the career average rate of compensation and length of credited service at retirement. Effective January 1, 1989, the Plan provides for an annual benefit based on 1% of annual compensation up to the Social Security covered compensation level and 1.5% of compensation over that level.

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

                                                      Estimated Annual
     Name of Individual       Amounts Transferred       Benefits Upon
       or Number of                 from              Retirement Under
      Persons in Group           Former Plan               New Plan

  W. Kirk Liddell                  $ 3,025                 $69,675
  James E. Hipolit                   1,176                  55,710
  Jerome P. Kane                     - 0 -                   - 0 -
  Jane E. Pinkerton                  7,500                  22,970
  Alexander V. Stoycos              27,011                  31,040

Compensation of Directors

All Directors who are not officers of the Company receive an annual fee of $7,500 and $500 per board meeting attended. The Board of Directors has various committees as identified in Item 10 (a), above, and the outside directors on those committees receive $500 per committee meeting attended. Directors who are officers of the Company or its subsidiaries receive no additional compensation for attendance at meetings of the board or board committees. The Chairman of the Board of the Company receives an additional annual fee of $17,500.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

Following is a list of the persons known by the Company to be the beneficial owners of more than five percent of the Company's Common Stock, as of March 10, 1997. There is no beneficial owner with more than 5% of preferred stock.

   Name and Address of     Amount and Nature of     Percent
    Beneficial Owner       Beneficial Ownership     of Class

  W. Kirk Liddell           47,395 Shares (1)        12.28%
  175 River Hill Road
  Conestoga, PA  17516

     (1) Does not include 14,217 shares in wife's name to which Mr. Liddell disclaims beneficial ownership. Includes 27,804 shares beneficially owned by dependent children, 855 allocated shares in the Irex Corporation Employees' Stock Ownership Plan, and 580 shares in the Irex Corporation Savings Incentive Plan (401k).

(b)  Security Ownership of Management

The amounts of the Company's Common and Preferred Stock held directly or indirectly by the directors, and by the directors and executive officers as a group, are shown below as of March 10, 1996. Unless otherwise described in the footnotes following the listing, in each case the beneficial ownership represents the sole voting and investment power.

                                 Amount Held          Percent of Class
                             Common     Preferred     Common  Preferred

  William W. Adams           1,000                      .26        -
  James E. Hipolit           1,265 (1)(4)    -          .33        -
  Carlton E. Hughes          3,340           -          .87        -
  Joanne M. Judge              965           -          .25        -
  Jerry P. Kane                 0            -            0        -
  David C. Kleinman             50           -            -        -
  Michael J. Lardner            50           -            -        -
  W. Kirk Liddell           47,395 (2)       -        12.28        -
  Wilson D. McElhinny        7,420           -         1.92        -
  Jane E. Pinkerton            874 (1)       -          .23        -
  John O. Shirk              1,378           -          .36        -
  Alexander V. Stoycos       2,979 (1)(5)  4,519        .77      1.29
  N. Thompson Washburn         894 (3)       -          .23        -

     (1) Includes allocated shares in the Irex Corporation Employees' Stock Ownership Plan and allocated shares in the Irex Corporation Savings Incentive Plan (401k) as follows, respectively: Mr. Hipolit, 531 and 334; Mr. Stoycos, 547 and 351; and Ms. Pinkerton, 350 and 216.

     (2) Does not include 14,217 shares in wife's name to which Mr. Liddell disclaims beneficial ownership. Includes 27,804 shares beneficially owned by dependent children, 885 allocated shares in the Irex Corporation Employees' Stock Ownership Plan, and 580 shares in the Irex Corporation Savings Incentive Plan (401k).

     (3) Includes 200 shares to which Mr. Washburn shares voting and investment power.

     (4) Includes 400 shares to which Mr. Hipolit shares voting and investment power.

     (5) Includes 2,057 shares to which Mr. Styocos shares voting and investment power.

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

(a)  Documents filed as part of this report

     1.  See Item 8

     2.  See Item 8

     3. Exhibits required to be filed by Item 601 of Regulation S-K (Exhibit numbers correspond to those in the Exhibit Table, Item 601, Regulation S-K)

         (3) The Articles of Incorporation of the Company filed as an exhibit to the Company's 1982 Annual Report on Form 10-K are hereby incorporated by reference. An amendment to the Articles of Incorporation, changing the Company's name, filed as an exhibit to the Company's 1983 Annual Report on Form 10-K is hereby incorporated by reference. An amendment to the Articles of Incorporation, which includes the authorization of Preferred Stock, cumulative voting, term and number of directors and limits to the number of employees on the Board of Directors, filed as an exhibit to the Company's 1992 Annual Report on Form 10-K is hereby incorporated by reference.

         (4) The Form of Stock Certificate filed as an exhibit to the Company's 1980 Annual Report on Form 10-K is hereby incorporated by reference. A revised Form of Stock Certificate reflecting the Company's name change filed as an exhibit to the Company's 1983 Annual Report on Form 10-K is hereby incorporated by reference.

         (9)  None

        (10)  None

        (11)  Not Applicable

        (12)  Not Applicable

        (13) Annual Report To Shareholders - See Supplemental Information below.

        (16)  Not Applicable

        (18)  Not Applicable

        (19)  Not Applicable

        (21) A chart showing the subsidiaries of the registrant is filed as an exhibit to this report.

        (22) Not Applicable

        (23) Not Applicable

        (24) Not Applicable

        (27) Not Applicable

        (28) Not Applicable

        (99) Not Applicable

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of 1996.

(c)  See Item 14 (a) 3

(d)  See Item 8


Supplemental Information

Copies of the Company's 1996 Annual Report to Security Holders, 1997 Proxy Statement, and 1997 Proxy are being furnished to the Commission for its information under separate cover.


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

                    Irex Financial Corporation
                    A Delaware Corporation
                    Wholly Owned Subsidiary of Irex Corporation

                    CENTIN Corporation
                    A Pennsylvania Corporation
                    Wholly Owned Subsidiary of Irex Corporation

                    Specialty Products and Insulation Co.
                    A Pennsylvania Corporation
                    Wholly Owned Subsidiary of Irex Corporation

                    ACandS, Inc.
                    A Delaware Corporation
                    Wholly Owned Subsidiary of Irex Corporation

                          ACandS Contracting Ltd.
                          Incorporated in Dominion of Canada
                          Wholly Owned Subsidiary of ACandS, Inc.

                          ACANDS Abatement
                          A Delaware Corporation
                          Wholly Owned Subsidiary of ACandS, Inc.

                    Spacecon, Inc.
                    A Delaware Corporation
                    Wholly Owned Subsidiary of Irex Corporation

ALL OF THE ABOVE CORPORATIONS ARE INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS

CHART #9 FEBRUARY 1997


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   IREX CORPORATION

   By    /s/J. E. Pinkerton                               3/31/97
           J. E. Pinkerton
           Vice President, Finance and Administration
           (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By    /s/W. K. Liddell                                    3/31/97
        W. K. Liddell
        President and Director
        (Principal Executive Officer)

By    /s/J. E. Pinkerton                                  3/31/97
        J. E. Pinkerton
        Vice President, Finance and Administration
        (Principal Financial Officer)

By    /s/B. C. Werner                                     3/31/97
        B. C. Werner
        Director, Management Accounting
        (Principal Accounting Officer)

By    /s/C. E. Hughes                                     3/27/97
        C. E. Hughes, Director

By    /s/J. M. Judge                                      3/27/97
        J. M. Judge, Director

By    /s/W. W. Adams                                      3/29/97
        W. W. Adams, Director

By    /s/J. O. Shirk                                      3/28/97
        J. O. Shirk, Director

By    /s/N. T. Washburn                                   3/27/97
        N. T. Washburn, Director