Form 10-Q
period 1997-03-31
IREX CORP
filed 1997-05-15
CIK 1952

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, DC  20549


               Quarterly Report under Section 13 or 15(d)

                 of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1997      Commission File Number 2-36877


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

                            Yes X       No


                 Common Shares Outstanding (Single Class) 386,078

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


IREX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                               Three Months Ended March 31
                                                   1997           1996
                                             (Dollars in Thousands Except
                                               Per Common Share Amounts)

Contracting Revenues                          $   30,645     $   32,467

Distribution and Other Revenues                   33,676         30,312
     Total Revenues                               64,321         62,779

Cost of Revenues                                  50,177         49,660
     Gross Profit                                 14,144         13,119

Selling, General and Administrative Expenses      13,499         13,132

     Operating Income (Loss)                         645            (13)

Interest Expense, Net                                458            452

     Income (Loss) Before Income Taxes               187           (465)

Income Tax Provision (Benefit)                        92           (167)

Net Income (Loss)                              $      95      $    (298)

     Less Dividend Requirements
      for Preferred Stock                           (245)          (245)

NET LOSS APPLICABLE
     TO COMMON STOCK                           $    (150)     $    (543)


Average Common Shares Outstanding                385,768        394,107


Net Loss Per Common Share                      $   (0.39)     $   (1.38)



IREX CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
                                                March 31     December 31
                                                  1997           1996
             ASSETS                                 (In Thousands)

Cash and Cash Equivalents                       $  1,351     $    193
Receivables, Net                                  51,579       53,520
Inventories                                       14,470       14,125
Actual Costs and Estimated Earnings on
    Contracts in Process in Excess of Billings     4,512        5,130
Prepaid Income Taxes                               1,130           -
Other Prepaid Expenses                               740        1,022
Deferred Income Taxes                              4,759        4,759

     Total Current Assets                         78,541       78,749
Property and Equipment, Net                        3,090        3,082
Non-Current Deferred Income Taxes                  3,425        3,425
Other Assets                                          65           69

               TOTAL ASSETS                     $ 85,121     $ 85,325


     LIABILITIES AND SHAREHOLDERS' INVESTMENT

Notes Payable                                   $ 13,347     $ 12,169
Current Portion of Long-Term Debt                  3,257        3,257
Accounts Payable                                  10,984       10,617
Billings in Excess of Actual Costs and
     Estimated Earnings on Contracts in Process    2,624        2,786
Accrued Workers' Compensation Insurance            1,807        2,795
Accrued Liabilities                               12,561       12,814
Accrued Income Taxes                                 -            198

     Total Current Liabilities                    44,580       44,636

Long-Term Debt (Less Current Portion)              9,286        9,286

Non-Current Liabilities                            9,127        9,127

Redeemable Preferred Stock                        10,490       10,490

Capital Stock                                      1,028        1,028
Paid-in Surplus                                      454          459
Retained Earnings                                 28,960       29,110
Cumulative Translation Adjustments                  (176)        (165)
Treasury Stock at Cost                           (18,628)      18,646)

     Total Shareholders' Investment               11,638       11,786

          TOTAL LIABILITIES AND
          SHAREHOLDERS' INVESTMENT              $ 85,121     $ 85,325



IREX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                Three Months Ended March 31
                                                     1997        1996
                                                      (In Thousands)
Cash Flows from Operating Activities

Net income (loss)                                   $   95      $  (298)
Reconciliation of net income (loss) to net
 cash provided by operating activities
     Depreciation and amortization                    216           233
     Provision for losses on accounts receivable      177            96

Decrease (increase) in current assets
     Receivables                                    1,764         1,732
     Inventories                                     (345)         (323)
     Prepaid income taxes and other prepaid expenses (848)         (280)
     Actual costs and estimated earnings on contracts
       in process in excess of billings (net)         456          (366)
Increase (decrease) in current liabilities
     Accounts payable                                367            445
     Accrued income taxes                           (198)           -
     Accrued liabilities and other liabilities       1,241)       1,731

          Net cash provided by
            operating activities                       443        2,970

Cash Flows from Investing Activities

     Net additions to property and equipment        (224)          (236)
     (Increase) decrease in other assets                (7)          33

          Net cash used for investing activities       (231)       (203)

Cash Flows from Financing Activities

     Net borrowings from (payments to)
       revolving lines of credit                    1,178        (2,406)
     Dividends paid                                  (245)         (245)
       Reissuance of common stock                         13          8

          Net cash provided by
            (used for) financing activities              946     (2,643)

Net increase in Cash and Cash Equivalents           1,158           124

Cash and Cash Equivalents at Beginning of Period         193        411

Cash and Cash Equivalents at End of Period          $  1,351    $   535



IREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) The consolidated financial statements include the accounts of Irex Corporation (the "Company") and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is engaged in the business of thermal insulation contracting throughout the United States and Canada. Allied activities include the direct sale of insulation and acoustical materials, the fabrication of insulation materials, and interior contracting.

(2) The Company has authorization for 2,000,000 shares of its common stock with a par value of $1.00 per share. At March 31, 1997 1,028,633 shares were issued, 386,078 shares were outstanding and 642,555 shares were held, at cost, in Treasury stock.

(3) All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. The Company's income tax and interest payments for the first three months of 1997 and 1996 were:


                                               1997            1996
          Income Taxes:                    $1,420,000       $ 749,000
          Interest:                        $  183,000       $ 115,000


(4) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." Although early application of the standard is prohibited, footnote disclosure of pro forma earnings per share amounts is permitted. Basic earnings per share, as computed under the new Statement, are unchanged from those amounts reported for the three months ended March 31, 1997 and 1996. Diluted earnings per share are $(0.39) and $(1.37), respectively, for these same periods.


IREX CORPORATION AND SUBSIDIARIES
March 31, 1997 and 1996
Management's Discussion and Analysis of
Financial Condition and Results of Operations


Results of Operations

The Company reported income from operations of $645,000 in the first quarter of 1997, which is substantially improved over the ($13,000) operating loss reported for the first quarter of 1996. These results represent the Company's best start since 1991 and were achieved in the seasonally lower revenue first quarter, which is typically the weakest of the year for the Company.

After the preferred stock dividend requirement, net losses applicable to common shareholders was ($150,000) or ($0.39) per share for the first quarter of 1997. The comparable period of 1996 showed net losses of ($543,000) or ($1.38) per share.

The following table presents for the periods indicated certain items in the Company's consolidated statements of operations as a percentage of total revenue:

                                               Three Months Ended
                                                    March 31
                                               1997          1996

     Contracting Revenues                      47.6%         51.7%
     Distribution and Other Revenues           52.4%         48.3%
     Total Revenue                            100.0%        100.0%

     Gross Profit Margin                       22.0%        20.9%
     Income (Loss) from Operations              1.0%        (0.0%)
     Net Income (Loss) Before
       Preferred Dividend                       0.1%        (0.5%)

Revenues

Total revenues in 1997 increased 2.5% as compared to the first quarter of 1996. For the three months ended March 31, 1997, total revenues were $64,321,000 versus $62,779,000 for the comparable period last year. Contracting revenues amounted to $30,645,000 for the three-month period ended March 31, 1997, a 5.6% decline from the $32,467,000 reported for the similar period in 1996. The decrease is primarily attributable to the Company's principal contracting subsidiary, ACandS, Inc., as it continues to work through the transition after restructuring its operations in 1996.


Distribution revenues continue to grow, increasing 11.1% over the first quarter of 1996. Revenues improved to $33,676,000 for the three months ended March 31, 1997 as compared to $30,312,000 for the three months ended March 31, 1996. Five branches that were opened during the last three quarters of 1996 provided almost 40% of the revenue growth, and contributed to a new sales record for the distribution business in the first quarter ended March 31, 1997. As shown in the table above, distribution revenues accounted for 52.4% of total revenues in the first quarter of 1997 as compared to 48.3% in the first quarter of 1996.

Gross Profit

Gross profit was $14,144,000 for the quarter ended March 31, 1997, an increase of $1,025,000 or 7.8% over the $13,119,000 shown for the first three months of 1996. Gross profit margins were 22.0% and 20.9%, respectively, for the three months ended March 31, 1997 and 1996. Contracting margins improved while distribution margins remained relatively unchanged. As a result, the growth in distribution revenues accounted for approximately 70% of the increase in overall gross profit dollars.

Selling, General and Administrative Expenses

Selling, general and administrative (operating) expenses were 21.0% of revenues for the three-month period ended March 31, 1997, virtually unchanged from the 20.9% reported for the comparable prior-year period. Operating expenses amounted to $13,499,000, an increase of 2.8% over the $13,132,000 incurred in last year's first quarter. While the contracting businesses experienced a decrease in operating expenses, the overall increase of $367,000 can be attributed to the expansion of the distribution operation with five new branches as noted earlier.

Financial Condition and Liquidity

At March 31, 1997, the Company has working capital of $34.0 million and stockholders' equity (excluding preferred stock) of $11.6 million. Working capital at December 31, 1996 was $34.1 million and stockholders' equity was $11.8 million. The $1.9 decrease in accounts receivable from $53.5 million reported at December 31, 1996 again reflects that the first quarter is typically the Company's weakest in terms of revenue, so collection activity on amounts billed in the last quarter of 1996 has reduced the balance.

Total debt outstanding at March 31, 1997 was $25.9 million as compared to $24.7 million at December 31, 1996. Long-term debt, excluding current portion, is $9.3 million at March 31, 1997. Available short-term lines of credit as of March 31, 1997 were $21.3 million and remain adequate to provide sufficient liquidity for operations. Outstanding balances under these unsecured lines of credit were $11.9 million, a decrease of $0.3 million from December 31, 1996.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company's ACandS, Inc. subsidiary is one of a number of defendants in pending lawsuits filed by approximately 93,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insu-lation products used at one time by ACandS in its business. ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others. During the first quarter of 1997, ACandS was served with cases involving 6,892 individual plaintiffs. In 1996, ACandS was served with cases involving approximately 37,777 individual plaintiffs. Of the 1996 filings, 24,564 were served in the first half of the year. There were 44,904 new plaintiffs in 1995; 18,122 new plaintiffs in 1994; and 20,542 new plaintiffs in 1993.

The large number of filings in 1995 and 1996 includes 35,067 in Texas, 10,661 in West Virginia, and 11,143 from the Maritime Legal Clinic. The Texas filings are predominantly on behalf of out-of-state claimants. Efforts during 1995 to reform tort rules in Texas appeared to initially spur potential claimants to file before any reforms became effective. The reforms which were enacted did not significantly limit the out-of-state filings, and such filings from expanded screening programs continued during 1996. West Virginia filings diminished substantially in the second half of 1996 after the cut off for participation in a pending consolidated trial passed. Most of the Maritime Legal Clinic filings have already been administratively dismissed.

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

Since the beginning of 1981, approximately 138,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. Although payments in individual cases have varied considerably, ACandS's percentage of the aggregate liability payments for those cases has been small. As a result, ACandS's average resolution cost for closed cases is very low. The resolution cost per closed case in recent years has been consistent with long-term averages. Bankruptcy filings by a number of companies which had been significant defendants in asbestos cases have not significantly increased the cost of resolving cases.

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

Subsequently, on January 15, 1993, certain plaintiffs' counsel and the members of the Center for Claims Resolution (an organization of 20 asbestos litigation defendants) filed a class action complaint, answer and settlement agreement involving all previously unasserted claims by individuals who have been occupationally exposed to asbestos fibers, which was assigned to Judge Weiner as related to the Multidistrict Litigation proceedings. The District Court approved the settlement, but the U.S. Court of Appeals, in an order dated May 10, 1996, vacated the District Court's order and directed decertification of the class. The U.S. Supreme Court has agreed to hear an appeal of the Court of Appeals' decision. Argument has been held, and the Court is expected to rule later this year. On July 25, 1996, the U.S. Court of Appeals for the Fifth Circuit approved a class settlement of future asbestos cases against Fiberboard Corporation. A Supreme Court petition has also been filed in this case. It is uncertain what impact these decisions will have on the asbestos-related bodily injury litigation.

Although the large number of pending cases, the continued efforts of certain courts to clear dockets through consolidated or class proceedings, the bankruptcy filings by defendants, efforts toward national solutions, the trans-fer of federal cases to the United States District Court for the Eastern Dis-trict of Pennsylvania, and the Center for Claims Resolution and Fiberboard class actions render prediction uncertain, ACandS expects that its percentage of liability payments will continue to be relatively small.

ACandS has secured the commitment through final settlement agreements of a very large percentage of the very substantial insurance coverage applicable to its asbestos-related bodily injury claims. ACandS believes it will secure additional coverage, if needed, from those insurers which have not to date settled with ACandS.

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

ACandS has substantial defenses to the actions, including defenses based upon the character of its operations and the fact that ACandS did not manufacture the asbestos-containing products involved. Moreover, ACandS potentially has indem-nification and/or contribution claims against the product manufacturers. To date, ACandS has been dismissed from 102 cases, largely on the basis it had no connection with the products at issue in the claimants' buildings, and has agreed to settle 15 claims. The aggregate amount paid has been very small in the context of this litigation. ACandS was not served with any new building-related cases in 1995, 1996 or the first quarter of 1997. Since 1990, only three new building-related cases have been served on ACandS.

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


IREX CORPORATION



Date    May 14, 1997

        B. C. Werner
Director, Management Accounting
Duly Authorized Signer