Form 10-Q
period 1997-06-30
IREX CORP
filed 1997-08-15
CIK 1952

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549


                  Quarterly Report under Section 13 or 15(d)

                    of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1997               Commission File Number 2-36877


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

                         Yes   X     No


                Common Shares Outstanding (Single Class) 386,359

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
                              (Unaudited)


                                                           Six Months
                                     Second Quarter        Ended June 30
                                    1997       1996       1997       1996
                               (In Thousands Except Per Common Share Amounts)

Contracting Revenues             $ 30,754   $ 34,665  $  61,399  $  67,132

Distribution and Other Revenues    36,316     32,159     69,992     62,471

     Total Revenues                67,070     66,824    131,391    129,603

Cost of Revenues                   52,260     51,280    102,437    100,940

     Gross Profit                  14,810     15,544     28,954     28,663

Selling, General and
   Administrative Expenses         13,214     13,536     26,713     26,668

     Operating Income               1,596      2,008      2,241      1,995

Interest Expense, Net                 446        407        904        859

     Income Before Income Taxes     1,150      1,601      1,337      1,136

Income Tax Provision                  523        699        615        532

Net Income                       $    627   $    902   $    722   $    604

     Less: Dividend Requirements
       for Preferred Stock           (245)      (245)      (490)      (490)

NET INCOME APPLICABLE
     TO COMMON STOCK             $    382   $    657   $    232   $    114



Average Common Shares
     Outstanding                  386,219    392,307    385,944    393,043

Net Income per Common Share     $    0.99   $   1.67   $   0.60   $   0.29




                    IREX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                                    June 30     December 31
                                                     1997           1996
                                                        (In Thousands)
ASSETS

Cash and Cash Equivalents                         $  1,010        $    193
Receivables, Net                                    52,692          53,520
Inventories                                         14,160          14,125
Actual Costs and Estimated Earnings on
   Contracts in Process in Excess of Billings        4,121           5,130
Prepaid Income Taxes                                   895               0
Other Prepaid Expenses                                 706           1,022
Deferred Income Taxes                                4,759           4,759

     Total Current Assets                           78,343          78,749
Property and Equipment, Net                          3,057           3,082
Non-Current Deferred Income Taxes                    3,425           3,425
Other Assets                                            62              69

TOTAL ASSETS                                      $ 84,887        $ 85,325

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Notes Payable                                     $ 13,678        $ 12,169
Current Portion of Long-Term Debt                    2,557           3,257
Accounts Payable                                     9,507          10,617
Billings in Excess of Actual Costs and
     Estimated Earnings on Contracts in Process      3,209           2,786
Accrued Workers' Compensation Insurance              1,346           2,795
Accrued Liabilities                                 13,007          12,814
Accrued Income Taxes                                     0             198

     Total Current Liabilities                      43,304          44,636

Long-Term Debt (Less Current Portion)                7,429           9,286

Non-current Liabilities                             11,626           9,127

Redeemable Preferred Stock                          10,490          10,490

Capital Stock                                        1,028           1,028
Paid-in Surplus                                        450             459
Retained Earnings                                   29,343          29,110
Cumulative Translation Adjustments                    (173)           (165)
Treasury Stock at Cost                             (18,610)        (18,646)

     Total Shareholders' Investment                 12,038          11,786

TOTAL LIABILITIES AND
   SHAREHOLDERS' INVESTMENT                      $  84,887       $  85,325


                      IREX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   Six Months Ended June 30
                                                     1997            1996
                                                        (In Thousands)
Cash Flows from Operating Activities:

Net income                                         $  722           $  604
Reconciliation of net income to net cash
  provided by operating activities
     Depreciation and amortization                    444              439
     (Reduction to) Provision for losses on
        accounts receivable                           (28)             182

Decrease (increase) in current assets
     Receivables                                      856           (1,673)
     Inventories                                      (35)           ( 717)
     Prepaid income taxes and other prepaid expenses (579)            (607)
     Actual costs and estimated earnings on contracts
       in process in excess of billings, net        1,432              969

Increase (decrease) in current liabilities
     Accounts payable                              (1,110)             908
     Accrued income taxes                            (198)               0
     Accrued liabilities and other liabilities      1,243            1,552

          Net cash provided by
            operating activities                    2,747            1,657

Cash Flows from Investing Activities:

     Net additions to property and equipment         (419)            (357)
     Increase (decrease) in other assets               (1)              41

          Net cash used for investing activities     (420)            (316)

Cash Flows from Financing Activities:

     Net borrowings from revolving lines of credit  1,509            1,773
     Payment on long-term debt                     (2,557)          (2,559)
     Dividends paid                                  (490)            (490)
     Reissuance of common stock                        44                8
     Repurchase of common stock                       (16)             (68)

          Net cash (used for) provided by
            financing activities                    1,510)          (1,336)

Net Increase in Cash and Cash Equivalents             817                5

Cash and Cash Equivalents at Beginning of Period      193              411

Cash and Cash Equivalents at End of Period       $  1,010         $    416

                     IREX CORPORATION AND SUBSIDIARIES
                           June 30, 1997 and 1996

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

(2) The Company has authorization for 2,000,000 shares of its common stock with a par value of $1.00 per share. At June 30, 1997, 1,028,633 shares were issued, 386,359 shares were outstanding and 642,274 shares were held, at cost, in Treasury stock.

(3) All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. The Company's income tax and interest payments for the first six months of 1997 and 1996 were:

                                                 1997            1996
            Income Taxes:                    $1,708,000       $ 958,000
            Interest:                        $  944,000       $ 910,000

(4) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." Although early application of the standard is prohibited, footnote disclosure of pro forma earnings per share amounts is permitted. Basic earnings per share, as computed under the new Statement, are unchanged from those amounts reported for both the six months and second quarters ended June 30, 1997 and 1996. Diluted earnings per share are $0.59 and $0.29 for the six months and $0.97 and $1.67 for the second quarters of the respective June 30 periods.


                     IREX CORPORATION AND SUBSIDIARIES
                          June 30, 1997 and 1996

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


Results from Operations:

The Company reported income from operations of $1,596,000 in the second quarter of 1997, as compared to $2,008,000 income reported in last year's second quarter. Although these results represent a 20.5% decrease from the second quarter of 1996, the strong first quarter performance has contributed to the best first-half results in six years. For the six months ended June 30, 1997, operating income amounted to $2,241,000 versus $1,995,000 for the six months ended June 30, 1996.

After the preferred stock dividend requirement, net income applicable to common shareholders was $382,000, or $0.99 per share for the second quarter of 1997. The comparable period of 1996 indicated net income of $657,000, or $1.67 per share. For the six-month period ended June 30, 1997, net income was $232,000, or $0.60 per common share. The comparable six months of 1996 showed net income of $114,000, or $0.29 per common share.

The following table presents for the periods indicated certain items in the Company's consolidated statements of income as a percentage of total revenue:

                                         Three Months          Six Months
                                         Ended June 30        Ended June 30
                                         1997     1996        1997     1996

     Contracting Revenues                45.9%    51.9%       46.7%    51.8%
     Distribution and Other Revenues     54.1%    48.1%       53.3%    48.2%
          Total Revenues                100.0%   100.0%      100.0%   100.0%

     Gross Profit Margin                 22.1%    23.3%       22.0%    22.1%
     Income from Operations               2.4%     3.0%        1.7%     1.5%
          Net Income Before
            Preferred Dividend            0.9%     1.3%        0.5%     0.5%


Revenues:

Total revenues of $67,070,000 for the three months ended June 30, 1997, are relatively unchanged from the $66,824,000 for the similar period of a year ago. Year-to-date revenues of $131,391,000, a record start for the Company, reflect a 1.4% increase over the $129,603,000 achieved for the first six months of 1996.

Contracting revenues were $30,754,000 for the quarter ended June 30, 1997. This represents an 11.3% decline from the $34,665,000 reported for the second quarter of 1996. Year-to-date revenues slid to $61,399,000 versus $67,132,000 for the comparable period in 1996. ACandS, Inc., the Company's principal contracting subsidiary, has struggled to secure work in certain geographic areas where operations were more severely affected by the restructuring undertaken in the latter half of 1996.

Distribution revenues grew to $36,316,000 in the second quarter of 1997, a $4.2 million increase over the $32,159,000 for the last year's similar period. The six-month record total of nearly $70 million is 12% ahead of the $62,471,000 reported for the first six months of 1996. Export revenues accounted for approximately $4.4 million of the six-month increase with the balance attributable to five branches opened between May 1996 and January 1997.

Gross Profit:

Gross profit for the second quarter ended June 30, 1997 was $14,810,000, a decrease of $734,000 from the $15,544,000 reported for the comparable quarter of 1996. Gross profit margins were 22.1% and 23.3% for the respective periods, as both contracting and distribution experienced similar decreases. For the six months ended June 30, 1997, margins were 22.0%, relatively unchanged from 22.1% during the same period of 1996. Contracting margins improved slightly in these comparable periods while distribution margins showed a slight decrease, mostly from the lower margin export volume. The net result was that gross profit dollars for the six months ended June 30, 1997 increased by $291,000 over the first six months of 1996 as total revenues were slightly higher for the comparable periods.

Selling, General and Administrative Expenses:

Selling, general and administrative (operating) expenses amounted to $13,214,000, or 19.7% of revenue, for the quarter ended June 30, 1997. Prior-year expenses for the similar period totaled $13,536,000, or 20.3% of revenues. For the six-month period ended June 30, operating expenses of $26,713,000 in 1997 did not change significantly from the $26,668,000 in 1996. Operating costs for the contracting businesses decreased by $1.1 million, primarily due to the ACandS, Inc. restructuring that was noted earlier. The continued expansion of the distribution business, with five new operations as previously noted, resulted in approximately $0.7 million higher operating expenses for the year-to-date period ended June 30, 1997 versus the comparable year-to-date period for 1996.

Financial Condition and Liquidity:

At June 30, 1997, the Company has working capital of $35.0 million and stockholders' equity (excluding preferred stock) of $12.0 million. Working capital at December 31, 1996 was $34.1 million and stockholders' equity was $11.8 million.

Total debt outstanding at June 30, 1997 was $23.7 million compared to $24.7 million at December 31, 1996. Available short-term lines of credit as of June 30, 1997 were $21.3 million and remain adequate to provide sufficient liquidity for operations. Outstanding balances under these unsecured lines of credit were $13.7 million and $12.2 million at June 30, 1997 and December 31, 1996, respectively. Long-term debt, excluding current portion, is $7.4 million at June 30, 1997.


                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The Company's ACandS, Inc. subsidiary is one of a number of defendants in pending lawsuits filed by approximately 100,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business. ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others. During the first half of 1997, ACandS was served with cases involving 17,032 individual plaintiffs. In 1996, ACandS was served with cases involving approximately 37,777 individual plaintiffs. Of the 1996 filings, 24,564 were served in the first half of the year. There were 44,904 new plaintiffs in 1995; 18,122 new plaintiffs in 1994; and 20,542 new plaintiffs in 1993.

The great majority of the filings in 1995, 1996 and the first half of 1997 appear to be the direct result of screenings and other mass solicitation efforts. Of the claims filed during the period, over 72% were filed in either Texas, West Virginia or by the Maritime Legal Clinic. Most of the Maritime Legal Clinic filings have been administratively dismissed, West Virginia filings were reduced substantially during the second half of 1996 and first half of 1997 and on May 29, 1997 Texas enacted tort reform legislation designed to limit the filings in Texas by non-Texas plaintiffs.

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

The defense of the cases pending against ACandS is now being handled by the Travelers Property Casualty Corp. with the participation of other insurers that wrote coverage for ACandS. Virtually all of ACandS's liability and defense costs for these cases are being paid by ACandS's insurance carriers.

Since the beginning of 1981, approximately 142,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. Although payments in individual cases have varied considerably, ACandS's percentage of the aggregate liability payments for those cases has been small. As a result, ACandS's average resolution cost for closed cases is very low. The resolution cost per closed case in recent years has been consistent with long-term averages. Bankruptcy filings by a number of companies which had been significant defendants in asbestos cases have not significantly increased the cost of resolving cases.

On July 29, 1991, the Judicial Panel on Multidistrict Litigation ordered that all asbestos-related bodily injury cases pending in the Federal trial courts and not then in trial should be transferred to Judge Charles R. Weiner in the United States District Court for the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. These proceedings involved less than one-fourth of the cases then pending against ACandS. Subsequently, on January 15, 1993, certain plaintiffs' counsel and the members of the Center for Claims Resolution (an organization of 20 asbestos litigation defendants) filed a class action complaint, answer and settlement agreement involving all previously unasserted claims by individuals who have been occupationally exposed to asbestos fibers, which was assigned to Judge Weiner as related to the Multidistrict Litigation proceedings. On June 25, 1997, the U.S. Supreme Court affirmed dismissal of the class action and settlement, finding that the case did not meet the requirements of the rules permitting class actions. It is unclear what course the multidistrict proceeding will now take.

Although the large number of pending cases, the continued efforts of certain courts to clear dockets through consolidated proceedings, the bankruptcy filings by defendants, efforts toward national solutions, and the transfer of federal cases to the United States District Court for the Eastern District of Pennsylvania render prediction uncertain, ACandS expects that its percentage of liability payments will continue to be relatively small.

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

ACandS has substantial defenses to the actions, including defenses based upon the character of its operations and the fact that ACandS did not manufacture the asbestos-containing products involved. Moreover, ACandS potentially has indemnification and/or contribution claims against the product manufacturers. To date, ACandS has been dismissed from 102 cases, largely on the basis it had no connection with the products at issue in the claimants' buildings, and has agreed to settle 15 claims. The aggregate amount paid has been very small in the context of this litigation. ACandS was not served with any new building-related cases in 1995, 1996 or the first half of 1997. Since 1990, only three new building-related cases have been served on ACandS.

The Travelers Property Casualty Corp. is currently providing ACandS with a defense in these building cases, as well as paying settlements when necessary. Coverage based on policies of the Travelers Insurance Companies is furnished pursuant to a settlement agreement, but coverage based on policies of Aetna Casualty and Surety Co. (now part of Travelers) is subject to asserted reservations of rights to later contest both the availability and the amount of coverage. Required payments, nevertheless, continue to be made on the Aetna policies.

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


                                           IREX CORPORATION


Date:  August 13, 1997                     J. E. Pinkerton
                                           Senior Vice President
                                           Finance and Administration

                                           Duly Authorized Signer