Form 10-Q
period 1997-09-30
IREX CORP
filed 1997-11-14
CIK 1952

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549


                 Quarterly Report under Section 13 or 15(d)

                    of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1997      Commission File Number 2-36877


                               IREX CORPORATION


     Pennsylvania                                           23-1712949

     120 North Lime Street, Lancaster                            17603

     Registrant's Telephone Number,Including Area Code, (717) 397-3633


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X       No


             Common Shares Outstanding (Single Class) 379,434




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


                   IREX CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)
                                                         Nine Months
                                      Third Quarter   Ended September 30
                                     1997      1996     1997      1996
                              (In Thousands Except Per Common Share Amounts)

Contracting Revenues              $ 34,493  $ 31,950  $ 95,892  $ 99,082

Distribution and Other Revenues     39,046    34,886   109,038    97,357

     Total Revenues                 73,539    66,836   204,930   196,439

Cost of Revenues                    57,712    52,241   160,149   153,181

     Gross Profit                   15,827    14,595    44,781    43,258

Selling, General and
   Administrative Expenses          13,891    12,703    40,604    39,371

     Operating Income                1,936     1,892     4,177     3,887

Interest Expense, Net                  502       439     1,406     1,299

     Income Before Income Taxes      1,434     1,453     2,771     2,588

Income Tax Provision                   640       601     1,255     1,132

Net Income                        $    794  $    852  $  1,516  $  1,456

     Less: Dividend Requirements
           for Preferred Stock        (245)     (245)     (735)     (735)

NET INCOME APPLICABLE
TO COMMON STOCK                   $    549  $    607  $    781  $    721


Per Common Share Amounts

Average Common Shares Outstanding   383,924   390,517   385,418   392,241

Net Income per Common Share        $  1.43   $  1.55   $  2.03   $  1.84



                      IREX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                               September 30      December 31
                                                   1997             1996
                                                       (In Thousands)
ASSETS
Cash and Cash Equivalents                       $    988        $     193
Receivables, Net                                  58,038           53,520
Inventories                                       15,168           14,125
Actual Costs and Estimated Earnings on
   Contracts in Process in Excess of Billings      5,857            5,130
Prepaid Income Taxes                                 393               -
Other Prepaid Expenses                               726            1,022
Deferred Income Taxes                              4,759            4,759

   Total Current Assets                           85,929           78,749

Property and Equipment, Net                        3,027            3,082
Non-Current Deferred Income Taxes                  3,425            3,425
Other Assets                                          59               69

   TOTAL ASSETS                                 $ 92,440        $  85,325

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Notes Payable                                   $ 18,273        $  12,169
Current Portion of Long-Term Debt                  2,557            3,257
Accounts Payable                                  12,626           10,617
Billings in Excess of Actual Costs and
   Estimated Earnings on Contracts in Process      3,001            2,786
Accrued Workers' Compensation Insurance              501            2,795
Accrued Liabilities                                4,041           12,814
Accrued Income Taxes                                  -               198

   Total Current Liabilities                      50,999           44,636

Long-Term Debt (Less Current Portion)              7,429            9,286

Non-Current Liabilities                           11,135            9,127

Redeemable Preferred Stock                        10,490           10,490

Capital Stock                                      1,028            1,028

Paid-in Surplus                                      449              459

Retained Earnings                                 29,892           29,110

Cumulative Translation Adjustments                  (172)            (165)

Treasury Stock at Cost                           (18,810)         (18,646)

   Total Shareholders' Investment                 12,387           11,786

TOTAL LIABILITIES AND
   SHAREHOLDERS' INVESTMENT                     $ 92,440        $  85,325



                           IREX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                              Nine Months Ended September 30
                                                        1997      1996
                                                         (In Thousands)
Cash Flows from Operating Activities:

Net Income                                            $  1,516   $  1,456
Reconciliation of net income to net cash
  provided by operating activities
    Depreciation and amortization                          675        650
   Provision for losses on accounts receivable              89        122

(Increase) decrease in current assets
   Receivables                                          (4,607)    (1,590)
   Inventories                                          (1,043)    (1,529)
   Prepaid income taxes and other prepaid expenses         (97)      (592)
   Actual costs and estimated earnings on contracts
     in process in excess of billings, net                (512)     2,289

Increase (decrease) in liabilities
   Accounts payable                                      2,009      2,311
   Accrued income taxes                                   (198)        -
   Accrued liabilities and other liabilities               941      2.479

      Net cash (used for)  provided
        by operating activities                         (1,227)     5,596

Cash Flows from Investing Activities:

   Net additions to property and equipment                (620)      (606)
   Decrease in other assets                                  4         42

      Net cash used for investing activities              (616)      (564)

Cash Flows from Financing Activities:

   Net borrowings from revolving lines of credit         6,104     (1,174)
   Payment on long-term debt                            (2,557)    (2,558)
   Dividends paid                                         (735)      (735)
   Reissuance of common stock                               48         15
   Repurchase of common stock                             (222)      (105)

      Net cash provided by (used for)
        financing activities                             2,638     (4,557)

Net Increase in Cash and Cash Equivalents                  795        475

Cash and Cash Equivalents at Beginning of Period           193        411

Cash and Cash Equivalents at End of Period            $    988   $    886



                       IREX CORPORATION AND SUBSIDIARIES
                          September 30, 1997 and 1996

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
(1) The consolidated financial statements include the accounts of Irex Corporation (the "Company") and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company consists of two business units. The distribution unit is a distributor and fabricator of mechanical insulation and architectural products. The companies in the specialty contracting unit principally engage in mechanical insulation, abatement, fire protection, and interior finish contracting.

(2) The Company has authorization for 2,000,000 shares of its common stock with a par value of $1.00 per share. At September 30, 1997, 1,028,633 shares were issued, 379,434 shares were outstanding and 649,199 shares were held, at cost, in Treasury stock.

(3) All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. The Company's income tax and interest payments for the first nine months of 1997 and 1996 were:

                                                 1997            1996
                        Income Taxes:         $1,846,000     $1,524,000
                        Interest:             $1,233,000     $1,065,000

(4) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share". Although early application of the standard is prohibited, footnote disclosure of pro forma earnings per share amounts is permitted. Basic earnings per share, as computed under the new Statement, are unchanged from those amounts reported for both the nine months and third quarters ended September 30, 1997 and 1996. Diluted earnings per share are $1.99 and $1.83 for the nine months and $1.40 and $1.55 for the third quarter of the respective September 30 periods.


                      IREX CORPORATION AND SUBSIDIARIES
                         September 30, 1997 and 1996

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results from Operations:

In the third quarter of 1997, the Company reported income from operations of $1,936,000. While this result indicates a slight improvement as compared to $1,892,000 reported in last year's third quarter, it was achieved on a sales base that was $6.7 million higher than the third quarter of 1996. For the nine months ended September 30, 1997, operating income of $4,177,000 represents a 7.5% increase over the $3,887,000 reported during the first nine months of 1996. The 1997 third quarter results, continuing the momentum begun with a strong first six months, have led to the Company's highest year-to-date operating income since 1989.

After the preferred stock dividend requirement, net income applicable to common shareholders was $549,000, or $1.43 per share, for the third quarter of 1997. The comparable period of 1996 indicated net income of $607,000, or $1.55 per share. For the nine-month period ended September 30, 1997, net income was $781,000, or $2.03 per common share. The comparable year-to-date period of 1996 showed net income of $721,000, or $1.84 per common share.

The following table presents for the periods indicated certain items in the Company's consolidated statements of income as a percentage of total revenue:

                                  Three Months        Nine Months
                                  Ended September 30  Ended September 30
                                        1997   1996     1997   1996

   Contracting Revenues                 46.9%  47.8%    46.8%  50.4%
   Distribution and Other Revenues      53.1%  52.2%    53.2%  49.6%
   Total Revenues                      100.0% 100.0%   100.0% 100.0%

   Gross Profit Margin                  21.5%  21.8%    21.9%   2.0%
   Income from Operations                2.6%   2.8%     2.0%   2.0%
   Net Income Before Preferred Dividend  1.1%   1.3%     0.7%   0.7%

Revenues:

Total revenues of $73,539,000 for the three months ended September 30, 1997 are 10.0% above the $66,836,000 reported for the similar period of a year ago. Year-to-date revenues of $204,930,000 are 4.3% ahead of the $196,439,000 achieved for the first nine months of 1996. It represents the first time in the Company's history that $200 million was reached by the end of the third quarter.

Contracting revenues were $34,493,000 for the quarter ended September 30, 1997. This represents the strongest quarter since the second quarter of 1996, and reflects an 8.0% increase over the $31,950,000 reported for the third quarter of 1996. However, nine-month revenues of $95,892,000 fell short of the $99,082,000 for the comparable period in 1996.

Distribution revenues surpassed $39 million in the third quarter of 1997, increasing $4.2 million over the $34,886,000 for last year's similar period. The year-to-date record total of $109,038,000 is 12.0% ahead of the $97,357,000 achieved for the first nine months of 1996. The nine-month result represents another milestone as the Company's distribution revenues exceeded $100 million after three quarters for the first time. Five branches opened between May 1996 and January 1997 accounted for approximately 45% of the $11.7 million increase in nine-month revenues.

Gross Profit:

For the quarter ended September 30, 1997, gross profit was $15,827,000, an increase of $1,232,000 from the $14,595,000 reported for the comparable quarter of 1996. Gross profit margins were 21.5% and 21.8% for the respective periods. For the nine months ended September 30, 1997, margins were 21.9%, relatively unchanged from 22.0% during the same period of 1996. Contracting margins remained stable at 21.9% in the comparable year-to-date periods. Distribution margins moved downward slightly to 21.8% from the 22.1% for the first nine months of 1996. This change is partly attributable to a slight increase in concentration of lower-margin export sales as a percentage of total sales. For the Company, gross profit dollars for the nine months ended September 30, 1997 increased $1.5 million over the same period in 1996 as total revenues were up $8.5 million for the comparable periods.

Selling, General, and Administrative Expenses:

Selling, general and administrative (operating) expenses totaled $13,891,000, or 18.9% of revenues, for the quarter ended September 30, 1997. Prior-year expenses for the similar period amounted to $12,703000, or 19.0% of revenues. For the nine months ended September 30, operating expenses, as a percentage of total revenues, were 19.8% in 1997 and 20.0% in 1996.

Year-to-date operating costs for the contracting businesses decreased by $0.6 million as compared to the similar period in 1996. Expenses for the distribution operations grew by $1.3 million during the comparable periods, most of which can be attributed to the five new branches as previously noted. Operating expenses for the Company totaled $40,604,000 for the nine months ended September 30, 1997 versus $39,371,000 for the comparable period in 1996.

Financial Condition and Liquidity:

At September 30, 1997, the Company has working capital of $34.9 million and stockholders' equity (excluding preferred stock) of $12.4 million. Working capital at December 31, 1996 was $34.1 million and stockholders' equity was $11.8 million. The increase in both accounts receivable and notes payable (outstanding balances under the unsecured lines of credit) is partially attributable to continued expansion of the distribution business and a general increase in the collection period for the contracting operations.

Total debt outstanding at September 30, 1997 was $28.3 million compared to $24.7 million at December 31, 1996. Available short-term lines of credit as of September 30, 1997 were $21.3 million, and a commitment letter has been signed which will increase available lines by $4.0 million. The short-term lines of credit remain adequate to provide sufficient liquidity for operations. Outstanding balances under these unsecured lines of credit as of September 30, 1997 were $18.3 million, an increase of $6.1 million from December 31, 1996. Long-term debt, excluding current portion, is $7.4 million at September 30, 1997.


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

The Company's ACandS, Inc. subsidiary is one of a number of defendants in pending lawsuits filed by approximately 106,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business. ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others. During the first three quarters of 1997, ACandS was served with cases involving 24,825 individual plaintiffs. In 1996, ACandS was served with cases involving approximately 37,777 individual plaintiffs. Of the 1996 filings, 24,564 were served in the first half of the year.
There were 44,904 new plaintiffs in 1995; 18,122 new plaintiffs in 1994; and 20,542 new plaintiffs in 1993.

The great majority of the filings in 1995, 1996 and the first three quarters of 1997 appear to be the direct result of screenings and other mass solicitation efforts. Of the claims filed during the period, approximately 70% were filed in either Texas, West Virginia or by the Maritime Legal Clinic. Most of the Maritime Legal Clinic filings have been administratively dismissed, West Virginia filings were reduced substantially during the second half of 1996 and first half of 1997 and on May 29, 1997 Texas enacted tort reform legislation designed to limit the filings in Texas by non-Texas plaintiffs.

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

Since the beginning of 1981, approximately 144,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. Although payments in individual cases have varied considerably, ACandS's percentage of the aggregate liability payments for those cases has been small. As a result, ACandS's average resolution cost for closed cases is very low. The resolution cost per closed case in recent years has been consistent with long-term averages. Bankruptcy filings by a number of companies which had been significant defendants in asbestos cases have not significantly increased the cost of resolving cases.

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

ACandS has substantial defenses to the actions, including defenses based upon the character of its operations and the fact that ACandS did not manufacture the asbestos-containing products involved. Moreover, ACandS potentially has indemnification and/or contribution claims against the product manufacturers. To date, ACandS has been dismissed from 102 cases, largely on the basis it had no connection with the products at issue in the claimants' buildings, and has agreed to settle 15 claims. The aggregate amount paid has been very small in the context of this litigation. ACandS was not served with any new building-related cases in 1995, 1996 or the first three quarters of 1997. Since 1990, only three new building-related cases have been served on ACandS.

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

On August 27, 1997, the U.S. Occupational, Safety and Health Administration issued a Citation and Notification of Penalty to Centin Corporation proposing a fine of $307,350 for alleged regulatory violations involving asbestos abatement work at Wright Patterson Air Force Base. The Assistant U.S. Attorney for Dayton, Ohio has also advised Centin of an intention to pursue sanctions in connection with alleged violations of environmental law on this project. Centin had previously disciplined employees for breach of company policy involving this work. Centin believes, however, that the governmental agencies do not fully understand the facts involved in this situation, and that the violations alleged are either incorrect or substantially overstated. Centin has filed a Notice of Contest to the OSHA citation, and is in the process of presenting additional information to both agencies.

From time to time, the Company and its subsidiaries are also parties as both plaintiff and defendant to various claims and litigation arising in the normal course of business, including claims concerning work performed under various contracts. In the opinion of management, the outcome of the alleged Wright Patterson Air Force Base violations, as well as claims and litigation arising in the normal course of business, will not materially affect the Company's long-term business, financial position or results of operations.





SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          IREX CORPORATION


Date:  November 14, 1997

                                           J. E. Pinkerton
                                        Senior Vice President
                                      Finance and Administration

                                        Duly Authorized Signer