Form 10-K
period 1997-12-31
IREX CORP
filed 1998-04-01
CIK 1952

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C. 20549

                              FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                 THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended  December 31, 1997   Commission file number  2-36877


                           Irex Corporation
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                Pennsylvania                            23-1712949
(STATE OR OTHER JURISDICTION OF INC.OR ORG.    (I.R.S. EMPLOYER IDENT. NO.)


         120 North Lime Street, Lancaster, Pennsylvania    17602
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)


Registrant's telephone number, including area code   (717) 397-3633


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


     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of their Form 10-K or any amendment to this Form 10-K. [X]


     As of March 23, 1998, 405,484 common shares were outstanding and the aggregate market value of the voting stock (based upon the average bid and asked prices on March 23, 1998) held by nonaffiliates was approximately $7,720,469.



                Documents Incorporated by Reference
                                 NONE
PART I

Item 1.    Business

Irex Corporation ("The Company") consists of two business units. The distribution unit is primarily a distributor and fabricator of mechanical insulation, architectural/acoustical products, and specialty products. The companies in the specialty contracting unit primarily engage in mechanical insulation, abatement, fire protection and interior finish contracting. Domestic operations are conducted through four wholly owned subsidiaries: ACandS, Inc.; Specialty Products and Insulation Co.; CENTIN Corporation; and Spacecon, Inc. Commercial Interior Builders, Inc. has been inactive since December 31, 1992 and was merged into ACandS, Inc., with ACandS surviving the merger, effective as of the close of business on September 30, 1996. Through ACandS Contracting Ltd., a wholly owned subsidiary of ACandS, Inc., the Company is engaged in thermal insulation contracting in Canada. In 1997, 54% of total revenues were derived from the distribution unit and 46% were the result of specialty contracting operations. These percentages are reflective of a trend over the past several years, wherein distribution has been a growing part of the Company's business.

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

As of December 31, 1997, the Company had an unbilled contract backlog of $40.5 million as compared to an unbilled contract backlog of $47.6 million on December 31, 1996. A substantial portion of this backlog can reasonably be expected to be installed during 1998, since the average life cycle of the Company's projects is less than a year. During the past five years, beginning backlog ranged from 30% to 40% of contract revenues during the ensuing year.

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

All of the remaining offices, warehouses and fabricating shops of the Company are leased at various locations throughout the United States and Canada. Some regional and area offices share facilities at the same location, and most of the distribution offices are divided into both warehouse and office space. A few have fabricating shops connected with the warehouse. There are 89 leased regional, area and branch offices in the United States and two offices in Canada.

The Company also owns construction tools, light trucks, fabricating machinery, and such related equipment as required by its undertakings, all of which are considered to be in good working order and none of which is subject to any major encumbrances. Most of the automotive fleet has been converted to an operating lease arrangement with lease terms of up to five years.

Item 3.    Legal Proceedings

The Company's ACandS, Inc. subsidiary is one of a number of defendants in pending lawsuits filed by approximately 103,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business. ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others. During 1997, ACandS was served with cases involving 31,489 individual plaintiffs. In 1996, ACandS was served with cases involving approximately 37,777 individual plaintiffs. There were 44,904 new plaintiffs in 1995; 18,122 new plaintiffs in 1994; and 20,542 new plaintiffs in 1993.

The great majority of the filings in 1995, 1996 and 1997 appear to be the direct result of screenings and other mass solicitation efforts. Of the claims filed during the period, approximately two thirds were filed in either Texas, West Virginia or by the Maritime Legal Clinic. Most of the Maritime Legal Clinic filings have been administratively dismissed, West Virginia filings were reduced substantially during the second half of 1996 and 1997 and on May 29, 1997 Texas enacted tort reform legislation designed to limit the filings in Texas by non-Texas plaintiffs.

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

Since the beginning of 1981, approximately 155,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. Although payments in individual cases have varied considerably, ACandS's percentage of the aggregate liability payments for those cases has been small. As a result, ACandS's average resolution cost for closed cases is very low. The resolution cost per closed case in recent years has been consistent with longterm averages. Bankruptcy filings by a number of companies which had been significant defendants in asbestos cases have not significantly increased the cost of resolving cases.

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

Subsequently, on January 15, 1993, certain plaintiffs' counsel and a group of 20 asbestos litigation defendants filed a class action complaint and settlement agreement involving all previously unasserted claims by individuals who have been occupationally exposed to asbestos fibers, which was assigned to Judge Weiner as related to the Multidistrict Litigation proceedings. On June 25, 1997, the U.S. Supreme Court affirmed dismissal of the class action and settlement, finding that the case did not meet the requirements of the rules permitting class actions.

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

ACandS has secured the commitment through final settlement agreements of most of the very substantial insurance coverage applicable to its asbestos-related bodily injury claims. ACandS believes it will secure additional coverage, if needed, from those insurers which have not to date settled with ACandS. Two insurers which wrote significant applicable coverage for ACandS have encountered financial difficulties in recent years, in part because of asbestos and environmental liabilities, but ACandS does not believe these difficulties will affect the adequacy of the coverage available to it.

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

ACandS has substantial defenses to the actions, including defenses based upon the character of its operations and the fact that ACandS did not manufacture the asbestos-containing products involved. Moreover, ACandS potentially has indemnification and/or contribution claims against the product manufacturers. To date, ACandS has been dismissed from 102 cases, largely on the basis it had no connection with the products at issue in the claimants' buildings, and has agreed to settle 15 claims. The aggregate amount paid has been very small in the context of this litigation. ACandS was not served with any new building-related cases in 1995, 1996 or 1997. Since 1990, only three new building-related cases have been served on ACandS.

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

On August 27, 1997, the U.S. Occupational, Safety and Health Administration issued a Citation and Notification of Penalty to Centin Corporation proposing a fine of $307,350 for alleged regulatory violations involving asbestos abatement work at Wright Patterson Air Force Base. The Assistant U.S. Attorney for Dayton, Ohio has also advised Centin of an intention to pursue sanctions in connection with alleged violations of environmental law on this project. Centin had previously disciplined employees for breach of company policy involving this work. Centin believes, however, that the violations as alleged are either incorrect or substantially overstated. Centin has filed a Notice of Contest to the OSHA citation.

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

                           High Bid      Low Bid

   1996   1st Quarter          21           20
          2nd Quarter       20 - 1/8        20
          3rd Quarter       20 - 1/4        20
          4th Quarter       20 - 3/4      20 - 1/4

   1997   1st Quarter       22 - 1/4      20 - 3/4
          2nd Quarter       25 - 1/4        22
          3rd Quarter       26 - 3/4        25
          4th Quarter       27 - 1/2      26 - 3/4

On March 23, 1998, the stock price quotation according to National Quotation Bureau, Inc. was 31.25 bid and none offered, and there were 316 record holders of the Company's Common Stock. The total number of shares outstanding is 405,484. The Company has not paid a cash dividend on its Common Stock during the two-year period ended December 31, 1997. In the foreseeable future, the Company does not expect to pay cash dividends on the outstanding common shares at December 31, 1997.



Item 6.    Selected Financial Data

IREX CORPORATION AND SUBSIDIARIES:
Following is a consolidated summary of operations for the five years ended December 31, 1997. This summary should be read in conjunction with the consolidated financial statements and notes thereto, which are included in Item 8 of this report.

CONSOLIDATED SUMMARY OF OPERATIONS

                                    Year Ended December 31
                       1997      1996      1995         1994      1993
                        (Dollars in thousands, except per share data)
TOTAL REVENUES        $278,150  $271,131  $244,441     $240,636  $237,369
NET INCOME (LOSS)     $  2,533  $  2,873  $  1,778 (1) $  2,227  $   (389)
PREFERRED STOCK
   DIVIDENDS (2)      $   (980) $   (980) $   (980)    $   (980) $   (980)
INCOME (LOSS)
   APPLICABLE TO
   COMMON SHARES      $  1,553  $  1,893  $    798     $  1,247  $ (1,369)
CASH FLOW FROM
   OPERATIONS         $  3,219  $  1,933  $    392     $  2,770  $ (2,937)
TOTAL ASSETS          $ 88,545  $ 85,325  $ 81,635     $ 82,560  $ 81,483
LONG TERM DEBT (3)    $  7,504  $  9,286  $ 12,543     $ 15,800  $ 17,414
REDEEMABLE
   PREFERRED STOCK (2)$ 10,490  $ 10,490  $ 10,496     $ 10,496  $ 10,496
PER COMMON SHARE:
  EARNINGS - BASIC (4)   $4.05     $4.80     $2.01        $3.11    $(3.36)
  EARNINGS - DILUTED (4) $4.00     $4.76     $2.00        $3.11    $(3.36)
  CASH DIVIDENDS (2)     $  -      $  -      $  -         $  -     $   -
 BOOK VALUE             $34.59    $30.58    $25.59       $23.14    $19.94

(1) Includes cumulative effect of accounting change, net of income taxes of $1,377,000 due to change in the method of estimating workers' compensation claims liability. See Note 1 to the accompanying consolidated financial statements.

(2)   See Note 13 to the accompanying consolidated financial statements.

(3)   See Note 11 to the accompanying consolidated financial statements.

(4)   See Note 9 to the accompanying consolidated financial statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company reported net income of $2,533,000 for the year ended December 31, 1997, an 11.8% decrease from the $2,873,000 reported for the year ended December 31, 1996. Net income for the year ended December 31, 1995 was $1,778,000. Included in the results for 1995 is the cumulative effect of an accounting change, net of income taxes, of $1,377,000 due to the change in method of estimating the liability for workers' compensation claims.
Net income applicable to common shareholders after preferred dividends was $1,553,000 for the year ended December 31, 1997 as compared to $1,893,000 and $798,000 for the years ended December 31, 1996 and 1995, respectively. Net income per common share was $4.05 for the year ended December 31, 1997. While this result was $0.75 per common share below the $4.80 achieved for the year ended December 31, 1996, it more than doubled the $2.01 per common share for the year ended December 31, 1995. The loss per common share before cumulative effect of the accounting change was $(1.46) and the cumulative effect of the accounting change was $3.47 per common share for the year ended December 31, 1995.

Return on average common shareholders' equity, calculated on net income applicable to common stock, was 12.8%, 18.1% and 8.1% for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's return on average assets, calculated on net income, was 2.9% for the year ended December 31, 1997, as compared to 3.4% and 2.2% for years ended December 31, 1996 and 1995, respectively. The return on average equity and return on average assets before the cumulative effect of the accounting change in 1995 were (5.9%) and 0.5%, respectively.

The Company's distribution subsidiary achieved double-digit growth in revenues and operating income for the fifth consecutive year. Three acquisitions completed during the last quarter of 1997 (see Note 3 to the accompanying financial statements) have positioned the distribution subsidiary to continue its record of positive contributions to the Company's operating results. On the whole, the Company's contracting operations have been squeezed by intense regional competition, where pricing pressures have negatively impacted revenue and earnings performance. In 1997, the principal contracting subsidiaries moved forward in the transition begun during the second half of 1996. The focus has been on creating an operating structure that will provide the most cost-effective and responsive services to customers. The Company's smallest subsidiary, whose specialty is interior finish contracting, saw 1997 revenues increase by 35% over the prior year accompanied by strong earnings performance for the second consecutive year.

On January 19, 1998, the Company announced its intention to spin off its distribution subsidiary, Specialty Products and Insulation Company
(SPI). Following the transaction, the Company will continue as a parent company, providing administrative services to its three specialty contracting companies. SPI will continue as a specialty product distribution/fabrication company primarily serving the construction industry. See Note 17 to the accompanying financial statements for more information on the spin-off transaction.

The following discussion and analysis of results of operations provides additional information on the Company's businesses and should be read in conjunction with the consolidated financial statements and accompanying notes.


Results of Operations

The Company and its subsidiaries operate within the specialty contracting industry (Contracting) and the distribution of products related to that industry (Distribution). Total revenues of $278.2 million in 1997 represented a slight increase from the prior year's total revenue of $271.1 million and were 13.8% ahead of the 1995 revenues of $244.4 million. For the first time in the Company's history, distribution revenues accounted for more than 50% of total revenues. Distribution revenues accounted for 53.8%, 48.3% and 45.1% of total revenues in 1997, 1996 and 1995, respectively. Although still strong, the rate of growth for distribution revenues slowed to 14.2% in 1997, as compared to 18.9% in 1996. Distribution revenues were $149.7 million, $131.1 million and $110.2 million in 1997, 1996 and 1995, respectively. Export activity now comprises more than 10% of distribution revenues. Export sales totaled $16.0 million in 1997 compared to $11.0 million in 1996 and $2.0 million in 1995. Five distribution facilities opened between May 1996 and January 1997 were responsible for approximately $7.0 million of the $18.6 million increase in distribution revenues reported for 1997. Two acquisitions, completed toward the end of the year as previously noted, added $1.1 million to 1997 revenues.

Contracting revenues declined to their lowest level since 1985. Contracting revenues of $128.4 million in 1997 were 8.4% below the $140.1 million reported for 1996 and also fell $5.8 million short of the $134.2 million recorded in 1995. In addition to the competitive pressures discussed earlier, deregulation in the power generation industry has caused a decline in contracting revenues from this industry. For the three-year period ended December 31, 1997, such revenues have comprised approximately 25% of total contracting revenues. The Company has refocused attention on business development and marketing efforts, recognizing that a broader customer base is needed to stabilize recent trends in revenue erosion.

Gross profit of $60.4 million in 1997 was virtually unchanged from the $60.3 million earned during 1996, and it remained a substantial improvement compared to the $52.8 million gross profit generated in 1995. Distribution gross profit was $32.6 million, representing a 10.9 % increase over the $29.4 million achieved in 1996 and a 29.9% increase over the $25.1 million reported for 1995. Revenue growth continues to drive the upward trend in gross profit as distribution margins, gross profit dollars expressed as a percentage of revenues, have actually decreased by one percentage point during the three-year period ended December 31, 1997. Gross profit from contracting slid to $27.7 million in 1997, returning to the level of two years ago, after rebounding to $30.8 million in 1996. Since contracting margins in 1997 were down only slightly compared to 1996, the decrease in gross profit is mostly attributable to a decrease in revenues during this period Although the contracting operations reported similar gross profit in both 1997 and 1995, margins were actually a full percentage point better in 1997.

Selling, general and administrative (SG&A) expenses increased by less than 1% to $53.9 million for the year ended December 31, 1997. SG&A expenses were $53.5 million and $50.0 million in 1996 and 1995, respectively. SG&A expenses within the distribution business, before allocation of parent administrative costs, grew by $1.6 million in 1997 compared to 1996, and this increase is primarily attributable to the opening of five distribution facilities and two acquisitions noted earlier.

The distribution business experienced a $2.7 million increase in SG&A expenses during 1996 as compared to 1995, which reflects the growth trend and expansion of operations. Full-time salaried employees within the distribution business increased by 13 and 12, respectively, during 1997 and 1996.

SG&A expenses within the contracting businesses, before allocation of parent administrative costs, decreased by $1.3 million in 1997 as compared to the prior year. The restructuring (further described in Note 15 to the accompanying financial statements) undertaken during 1996 by ACandS, Inc., the Company's principal contracting subsidiary, resulted in a $2.2 million reduction to SG&A expenses in 1997. This decrease was offset by a $0.9 million increase in the remaining contracting businesses. Full-time salaried employees within the contracting businesses decreased by 29 and 43, respectively, during 1997 and 1996 as these operations have aligned costs with a shrinking revenue base. The Company's total of salaried employees at December 31, 1997 was 422 as compared to 436 and 465 at December 31, 1996 and 1995, respectively. Consistent during the three-year period ended December 31, 1997, personnel expenses accounted for approximately 60% of total SG&A expenses.

Operating income dipped slightly to $6.4 million in 1997 from the $6.8 million earned in 1996 but was still $3.7 million above the $2.7 million reported for 1995. Operating income expressed as a percentage of revenues was 2.3%, 2.5% and 1.1% for 1997, 1996 and 1995, respectively.

Finance and Liquidity

The Company's working capital position has remained relatively strong despite weak earnings performance from the contracting operations and the requirements for continued expansion of the distribution business. Working capital was $32.3 million at December 31, 1997 as compared to $34.1 million at December 31, 1996. The increase in accounts receivable is mostly attributable to the growth in total revenues of the Company. Turnover of accounts receivable within the distribution operations improved to 5.7 in 1997, up from 5.5 a year ago. However, turnover of accounts receivable in the contracting businesses fell from 4.7 to 4.3 during the same period. The $2.0 million increase in inventories in 1997 compared to 1996 is primarily the result of acquisitions and new distribution facilities as turnover of inventories was relatively unchanged during the period. Contract backlog was $40.5 million at December 31, 1997. This level is significantly below the $47.6 million and $51.9 million at December 31, 1996 and 1995, respectively,

Capital expenditures of $1.2 million in 1997 were comparable to the $1.2 million in 1996 and $1.0 million in 1995. Management does not foresee any significant capital expenditures in the near term other than the normal replacement of equipment.

Total debt outstanding at December 31, 1997 was $27.6 million compared to $24.7 million at December 31, 1996. Available short-term lines of credit as of December 31, 1997 were $26.3 million, of which $18.2 million was in use. Short-term debt was used to provide funding of $3.5 million for the acquisitions made during 1997. Credit lines available continue to provide adequate flexibility for operations. See Note 11 to the accompanying financial statements for more information on the Company's borrowings.

Preferred Stock Issuance and Dividends

During 1992, the Company exchanged 349,864 shares of redeemable preferred stock for an equal number of the Company's outstanding common shares. No shares were redeemed during 1997, and 349,673 preferred shares remain outstanding at December 31, 1997. The common shares exchanged were included in Treasury Stock at December 31, 1997. See
Note 13 to the accompanying financial statements for more information on the Company's redeemable preferred stock.
Dividends on the preferred stock accrue at an annual rate of $2.80 per share. In the foreseeable future, the Company does not expect to pay cash dividends on the outstanding common shares at December 31, 1997.

Income Taxes

The effective tax rate was 43.7% in 1997 compared to 41.6% in 1996 and 51.8% in 1995. The Company's effective tax rate is primarily dependent upon the amount of operating income and its effect on the rate attributable to the 50% disallowance for meals and entertainment, the impact of state rates on deferred tax assets and the sources of state taxable income.

Net deferred income tax assets were $7.6 million at December 31, 1997 compared to $8.2 million at December 31, 1996. The Company has determined that no valuation allowance for the deferred income tax asset is required as of December 31, 1997 and 1996, as the future realization of such tax benefits is considered to be more likely than not through the combination of carryback availability, certain tax-planning strategies that would allow for acceleration of deductible temporary differences to utilize remaining carryback availability and through expected future taxable income. Future taxable income must be approximately $11.8 million in order to realize the portion of deferred tax assets not realizable through carryback availability or tax-planning strategies.

Year 2000 Issue

The Company's ability to conduct its day-to-day operations is dependent in part on an integrated software program and data-based system (collectively, the System). The System serves as a critical tool in carrying out functions in several key areas of the business, including inventory management, contract management, pricing, sales, financial reporting and personnel administration.

The Company has assessed the System and determined that modifications are required to properly utilize dates beyond December 31, 1999. The Company had already committed to upgrade the System in order to renew the vendor maintenance agreement (under which the Company receives technical support), and believes the upgrade will substantially resolve Year 2000 issues in the System. The Company will utilize both internal and external resources to replace, reprogram and test software for Year 2000 compliance and plans to complete the conversion prior to December 31, 1998. These costs arising through the normal course of business will be expensed as incurred. In relation to hardware within the System (primarily desktop computers networked to a central location), management does not have an estimate of the cost to replace these items.

The Company does not currently have any information concerning Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.


Item 8.     Financial Statements and Supplementary Data

1.  Irex Corporation and Subsidiaries:
    (a)  Report of Independent Public Accountants

    (b)  Consolidated Balance Sheets -- December 31, 1997 and 1996

    (c) Consolidated Statements of Income for the Three Years Ended December 31, 1997, 1996 and 1995

    (d) Consolidated Statements of Shareholders' Investment for the Three Years Ended December 31, 1997, 1996 and 1995

    (e) Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1997, 1996 and 1995

    (f) Notes to Consolidated Financial Statements -- December 31, 1997, 1996 and 1995

    (g)  Schedules:

         II - Valuation and Qualifying Accounts for the Three Years Ended December 31, 1997, 1996 and 1995

All other schedules are omitted as not applicable because the required matter or conditions are not present.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of
Directors, Irex Corporation:

We have audited the accompanying consolidated balance sheets of Irex Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Irex Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As explained in Note 1 to the financial statements, effective January 1, 1995, the Company changed its method of accounting for the estimated liability for workers' compensation claims.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subject to the auditing procedures applies in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Lancaster, Pennsylvania
February 24, 1998




                   IREX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS


                                                    December 31


      ASSETS                                      1997          1996

CURRENT ASSETS:
  Cash and cash equivalents (Note 6)           $   374,000  $  193,000
  Receivables, less reserves of $ 809,000 in
    1997 and $1,590,000 in 1996                 54,835,000   53,520,000
  Inventories of materials and supplies, at
    the lower of cost (first-in, first-out)
    or market                                   16,138,000   14,125,000
  Actual costs and estimated earnings
    on contracts in process in excess of
    billings (Notes 1 and 2)                     4,421,000    5,130,000
  Prepaid income taxes (Note 4)                    225,000         ---
  Other prepaid expenses                           733,000      962,000
  Deferred income taxes (Notes 1 and 4)          4,391,000    4,759,000

  Total current assets                          81,117,000   78,689,000

PROPERTY AND EQUIPMENT,
  at cost (Note 1):
  Land                                             158,000      158,000
  Buildings and improvements                     3,487,000    3,155,000
  Machinery and equipment                        7,294,000    6,933,000
                                                10,939,000   10,246,000
  Less - Accumulated depreciation               (7,699,000)  (7,164,000)

                                                 3,240,000    3,082,000
NON-CURRENT DEFERRED INCOME
  TAXES (Notes 1 and 4)                          3,170,000    3,425,000

OTHER ASSETS (Note 1)                            1,018,000      129,000

                                               $ 88,545,000 $ 85,325,000


LIABILITIES AND
  SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Notes payable to banks (Note 11)             $ 18,224,000  $ 12,169,000
  Current portion of long-term debt (Note 11)     1,876,000     3,257,000
  Accounts payable                               10,502,000    10,372,000
  Billings in excess of actual costs and
    estimated earnings on contracts in process
    (Notes 1 and 2)                                2,797,000     2,786,000
  Accrued workers' compensation insurance
    (Note 1)                                      2,604,000     3,601,000
  Accrued liabilities (Note 14)                  12,831,000    12,253,000
  Accrued income taxes (Note 4)                      ---          198,000
    Total current liabilities                    48,834,000    44,636,000

LONG-TERM DEBT, less current portion (Note 11)    7,504,000     9,286,000

NON-CURRENT LIABILITIES (Notes 1 and 16)          8,644,000     9,127,000

REDEEMABLE PREFERRED STOCK, $1 par
  value; authorized 2,000,000 shares; issued
  and outstanding 349,673 shares in 1997 and
  1996 (Note 13)                                 10,490,000    10,490,000

SHAREHOLDERS' INVESTMENT:
  Common stock $1 par value;
    authorized 2,000,000 shares; issued
    1,028,633 shares; outstanding 377,934
    shares in 1997 and 385,458 shares in 1996     1,028,000     1,028,000
  Paid-in surplus                                   449,000       459,000
  Retained earnings                              30,663,000    29,110,000
  Cumulative translation adjustments (Note 1)      (213,000)     (165,000)
                                                 31,927,000    30,432,000

  Treasury stock, 650,699 shares in 1997 and
    643,175 shares in 1996, at cost             (18,854,000)  (18,646,000)

    Total shareholders' investment               13,073,000    11,786,000

                                               $ 88,545,000  $ 85,325,000

The accompanying notes are an integral part of these statements.


                     IREX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                          Year Ended December 31
                                    1997           1996          1995

REVENUES (Note 1):
  Contracting                    $128,401,000  $140,063,000  $134,215,000
  Distribution and other          149,749,000   131,068,000   110,226,000

    Total revenues                278,150,000   271,131,000   244,441,000

COST OF REVENUES (Note 1)         217,786,000   210,851,000   191,683,000

  Gross profit                     60,364,000    60,280,000    52,758,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          53,924,000    53,451,000    50,022,000

  Operating income                  6,440,000     6,829,000     2,736,000

INTEREST AND DIVIDEND INCOME           18,000       101,000        91,000

INTEREST EXPENSE                   (1,960,000)   (2,007,000)   (1,995,000)

    Income before income taxes      4,498,000     4,923,000       832,000

INCOME TAX PROVISION
     (Notes 1 and 4)                1,965,000     2,050,000       431,000

INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE       2,533,000     2,873,000       401,000

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE,
    net of income taxes of
    $899,000 (Notes 1 and 9)           ---           ---        1,377,000

NET INCOME                       $  2,533,000  $  2,873,000  $  1,778,000

  Dividend requirements for
    Preferred Stock (Note 13)        (980,000)     (980,000)     (980,000)

NET INCOME APPLICABLE
  TO COMMON STOCK                $  1,553,000  $  1,893,000  $    798,000

Income per common share-Basic    $       4.05  $       4.80  $       2.01


Income per common share-Diluted  $       4.00  $       4.76  $       2.00


The accompanying notes are an integral part of these statements.


                      IREX CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                                                               Cumulative                  ESOP Shares
                             Common     Paid-in    Retained    Translation    Treasury      Financed
                             Stock      Surplus    Earnings    Adjustments      Stock       With Debt

BALANCE, JANUARY 1, 1995   $1,028,000  $ 472,000  $26,419,000  $ (190,000) $(18,347,000)  $ (161,000)

   Net income                   ---        ---      1,778,000       ---           ---          ---
   Cash dividends on
    preferred stock             ---        ---       (980,000)      ---           ---          ---
   Debt repayments by
    Employee Stock
    Ownership Plan              ---        ---          ---         ---           ---        161,000
   Translation
    adjustments                 ---        ---          ---        32,000         ---          ---
   Exercise of
    stock options               ---       (7,000)       ---         ---          15,000        ---
   Repurchase of
    common stock                ---        ---          ---         ---        (142,000)       ---

BALANCE, DECEMBER 31, 1995  1,028,000    465,000   27,217,000    (158,000)  (18,474,000)       ---

   Net income                   ---        ---      2,873,000       ---           ---          ---
   Cash dividends on
    preferred stock             ---        ---       (980,000)      ---           ---          ---
   Translation
    adjustments                 ---        ---          ---        (7,000)        ---          ---
   Exercise of
    stock options               ---       (6,000)       ---         ---          15,000        ---
   Repurchase of
    common stock                ---        ---          ---         ---        (187,000)       ---

BALANCE, DECEMBER 31, 1996  1,028,000    459,000   29,110,000    (165,000)  (18,646,000)       ---

   Net income                   ---        ---      2,533,000       ---           ---          ---
   Cash dividends on
    preferred stock             ---        ---       (980,000)      ---           ---          ---
   Translation
    adjustments                 ---        ---          ---       (48,000)        ---          ---
   Issuance of
    common stock                ---      (10,000)       ---          ---         57,000        ---
   Repurchase of
    common stock                ---        ---          ---          ---       (265,000)       ---

BALANCE, DECEMBER 31, 1997 $1,028,000   $449,000  $30,663,000  $ (213,000) $(18,854,000)   $   ---

The accompanying notes are an integral part of these statements.

                   IREX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                           Year Ended December 31

                                         1997        1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                         $2,533,000  $2,873,000   $1,778,000
    Reconciliation of net
      income to net cash
      provided by
      operating activities-
    Cumulative effect of
      accounting change                   ---         ---     (1,377,000)
    Depreciation and amortization     1,236,000   1,195,000    1,494,000
    Deferred income tax
      provision (benefit)               623,000     114,000     (301,000)
    Provision for losses on
      accounts receivable                83,000   1,164,000    1,096,000
    Loss (gain) on sale of assets        18,000     (26,000)       ---
  (Increase) decrease in assets-
    Receivables                        (133,000) (3,045,000)    (977,000)
    Inventories                        (667,000) (1,684,000)    (634,000)
    Actual costs and estimated
      earnings on contracts in process
      in excess of billings, net        720,000    (215,000)      53,000
    Prepaid income taxes               (181,000)    303,000     (303,000)
    Other prepaid expenses              242,000    (338,000)     403,000
  (Decrease) increase in liabilities-
    Accounts payable                   (172,000)  2,453,000     (104,000)
 Accrued income taxes                  (198,000)    198,000     (128,000)
    Accrued liabilities and other
      liabilities                      (885,000) (1,059,000)    (608,000)
             Net cash provided by
             operating activities     3,219,000   1,933,000      392,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment(1,179,000) (1,201,000)    (980,000)
  Proceeds from sales of property
      and equipment                      90,000     226,000       99,000
  Acquisitions of certain businesses,
      net of cash acquired
    Assets, net of liabilities
      assumed                        (2,523,000)   (120,000)    (961,000)
    Intangibles                        (930,000)    (60,000)       ---
  (Increase) decrease in other assets   (96,000)     12,000       81,000
             Net cash used for
             investing activities    (4,638,000) (1,143,000)  (1,761,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from revolving
      lines of credit                 6,055,000   3,413,000    2,749,000
  Proceeds from long-term debt            ---         ---      2,800,000
  Payments on long-term debt         (3,257,000) (3,257,000)  (4,219,000)
  Dividends paid                       (980,000)   (980,000)    (980,000)
  Reissuance of common stock             47,000       9,000        8,000
  Repurchase of common stock           (265,000)   (187,000)    (142,000)
  Repurchase of preferred stock            ---       (6,000)        ---
        Net cash provided by
        (used for) financing
         activities                   1,600,000   (1,008,000)    216,000

NET INCREASE  (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      181,000     (218,000) (1,153,000)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                     193,000      411,000   1,564,000
CASH AND CASH EQUIVALENTS,
    END OF YEAR                      $  374,000   $  193,000  $  411,000

The accompanying notes are an integral part of these statements.


                    IREX CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1997, 1996 AND 1995


1.  PRINCIPLES OF CONSOLIDATION AND ACCOUNTING POLICIES:

The following summarizes the significant accounting policies employed by Irex Corporation (the Company) and subsidiaries.

Principles of Consolidation

The consolidated financial statements include the accounts of Irex Corporation and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 1996 items have been reclassified to conform with 1997 presentation.

In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," gains and losses resulting from foreign currency transactions during the year are included in operating results, while gains and losses resulting from translation of the financial statements of the Company's Canadian subsidiary at the end of the year are reflected as cumulative translation adjustments in shareholders' investment. Foreign currency transaction gains and losses in 1997, 1996 and 1995 were not material.

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

Effective January 1, 1995, the Company changed its method of measuring the estimated liability for workers' compensation claims. The new method employs actuarial assumptions to discount to present value the estimated future payments for these claims, using a risk-free interest rate. The Company believes this method is preferable because it more accurately reflects the current impact on its financial condition of the future cash outflows. The cumulative effect of this accounting change was $1,377,000 ($2,276,000 less the related tax effect of $899,000) and was included in net income for the year ended December 31, 1995. The impact of this change, exclusive of the cumulative effect, on operating results during 1997, 1996 and 1995 was not significant nor is it expected to have a significant impact on future results of operations.

At December 31, 1997 and 1996, the estimated undiscounted liability for workers' compensation claims was $9,346,000 and $11,943,000, respectively. The present value of such claims was $7,695,000 and $9,487,000, using a weighted average discount rate of 6.66% and 6.80%, respectively.

The expected future payments as of December 31, 1997, on an undiscounted basis, are as follows:

               1998                  $2,632,000
               1999                   1,639,000
               2000                   1,082,000
               2001                     812,000
               2002                     604,000
               2003 and thereafter    2,577,000
                                    $ 9,346,000

Income Taxes

Deferred income taxes are not provided on the undistributed earnings of the Company's Canadian subsidiary since taxes payable upon distribution, net of foreign tax credits, are not expected to be significant. At December 31, 1997, the cumulative amount of such undistributed earnings was $1,265,000.

Property and Equipment

Property and equipment are depreciated using principally the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed as incurred.

          Classification             Estimated Useful Lives

            Buildings                    15 to 30 years
            Leasehold improvements        3 to 10 years
            Machinery and equipment       3 to  7 years

Other Assets

Other assets primarily consist of goodwill. Goodwill, which represents the excess of cost over fair value of the net assets of acquired businesses, is being amortized on a straight-line basis principally over 15 years. The Company develops operating income projections and evaluates the recoverability and amortization period of goodwill using these projections. Based upon management's current assessment, the estimated remaining amortization period of goodwill is appropriate and the remaining balance is fully recoverable. Goodwill amortization did not have a material effect on the operating results for the year ended December 31, 1997.

Non-Current Liabilities

Other long-term liabilities consist of the non-current portions of workers' compensation, insurance, pension and postretirement benefit liabilities.

Concentration of Business

The Company and its subsidiaries operate within the specialty contracting industry and the distribution of products related to that industry.

For the years ended December 31, 1997, 1996 and 1995, no one customer accounted for more than 10% of revenues. The Company's contracting and distribution businesses purchase materials for use in contracts or resale from a limited number of major suppliers. Such concentration is normal for the industry and does not present an unreasonable risk or vulnerability to the Company. Based on completed contracts, approximately 25% of contracting revenues were derived from the power generation industry during the three-year period ended December 31, 1997. Management believes this concentration does not represent an unusual risk as contracts are widely dispersed by geography and customer.
CONTRACTS IN PROCESS:

Contracts in process as of December 31, 1997 and 1996 are comprised of the following elements:

                                                   1997           1996
  Costs and estimated earnings
     on uncompleted contracts                 $ 87,161,000  $ 94,950,000

     Less: Billings on uncompleted contracts   (85,537,000)  (92,606,000)

                     Net                      $  1,624,000   $ 2,344,000

Contracts in process as of December 31, 1997 and 1996 are reflected in the accompanying balance sheets under the following captions:

                                           1997                1996
  Actual costs and estimated
    earnings on contracts in
    process in excess of billings       $ 4,421,000        $ 5,130,000

  Billings in excess of actual
    costs and estimated earnings
    on contracts in process              (2,797,000)        (2,786,000)

                                        $ 1,624,000        $ 2,344,000

Actual costs incurred on contracts in process in excess of billings includes contract costs attributable to claims in the amount of $75,000 at December 31, 1997 and 1996. Contract costs related to claims are carried at the lower of actual costs incurred or estimated net realizable value.

3.   ACQUISITIONS:

The Company completed three acquisitions during 1997 for cash consideration of approximately $3,453,000. The acquisitions included the stock of one company and certain assets of two additional companies, all of which are primarily engaged in the distribution business. The acquisitions were accounted for using the purchase method of accounting, and the financial statements reflect the results of operations and cash flows of the operations from the dates of acquisitions. Had the acquisitions occurred at the beginning of the periods presented, revenues and operating income would not have been materially different from reported results.

During 1995, the Company acquired certain assets of four warehouses for cash consideration of approximately $961,000. The assets were acquired from a company primarily engaged in the distribution business.

4.   INCOME TAXES:

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
                                                1997            1996

  Insurance reserves                       $ 6,470,000      $ 6,698,000
  Bad debt reserves                            305,000          617,000
  Uniform cost capitalization on inventories   477,000          473,000
  Pension and other benefits                   352,000          436,000
  Contracts                                     97,000          261,000
  Other                                       (140,000)        (301,000)
                                           $ 7,561,000      $ 8,184,000

The Company has determined that no valuation allowance for the deferred tax asset is required as of December 31, 1997 and 1996, as the future realization of such tax benefits is considered to be more likely than not through the combination of carryback availability, certain tax planning strategies that would allow for acceleration of deductible temporary differences to utilize remaining carryback availability and through expected future taxable income.

Income (loss) before income taxes is comprised of the following components:

                                       1997          1996          1995

  Domestic                        $ 4,390,000   $ 4,809,000   $ 3,505,000
  Foreign                             108,000       114,000
(397,000)
                                  $ 4,498,000   $ 4,923,000   $ 3,108,000


Income tax provision (benefit) consists of:

                                      1997         1996          1995
  Currently payable:
    Federal                     $ 1,028,000   $ 1,749,000   $   601,000
    State                           260,000       130,000       329,000
    Foreign                          54,000        57,000      (198,000)

      Total currently payable     1,342,000     1,936,000       732,000

  Deferred:
    Federal                         602,000       (67,000)      (80,000)
    State                            21,000       181,000      (221,000)

      Total deferred                623,000       114,000      (301,000)

  Total                         $ 1,965,000   $ 2,050,000    $  431,000
(1)

  (1) Excludes provision of $899,000 as of January 1, 1995, from the cumulative effect of the change in accounting (see Note 1).

The effective income tax rate is different from the statutory Federal income tax rate as indicated below:

                                              1997     1996     1995

  Statutory federal income tax rate           34.0%    34.0%    34.0%
  State income taxes ($281,000,
    $311,000, and $108,000), net
    of federal benefit                         4.1      4.2       8.6
  Meals and entertainment (50% disallowance)   4.5      3.1      17.7
  Effects of foreign taxes                     0.4      0.4      (7.6)
  Other, net                                   0.7     (0.1)     (0.9)

        Effective income tax rate             43.7%    41.6%     51.8%

The changes in the effective state income tax rate are due to the impact of state rate changes on deferred tax assets, as well as the changes in the sources of the Company's state taxable income.


5.   CLAIMS AND CONTINGENCIES:

The Company's ACandS, Inc. subsidiary is one of a number of defendants in pending lawsuits filed by approximately 103,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business. ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others. During 1997, ACandS was served with cases involving 31,489 individual plaintiffs. In 1996, ACandS was served with cases involving approximately 37,777 individual plaintiffs. There were 44,904 new plaintiffs in 1995; 18,122 new plaintiffs in 1994; and 20,542 new plaintiffs in 1993.

The great majority of the filings in 1995, 1996 and 1997 appear to be the direct result of screenings and other mass solicitation efforts. Of the claims filed during the period, approximately two thirds were filed in either Texas, West Virginia or by the Maritime Legal Clinic. Most of the Maritime Legal Clinic filings have been administratively dismissed, West Virginia filings were reduced substantially during the second half of 1996 and 1997 and on May 29, 1997 Texas enacted tort reform legislation designed to limit the filings in Texas by non-Texas plaintiffs.

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

Since the beginning of 1981, approximately 155,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. Although payments in individual cases have varied considerably, ACandS's percentage of the aggregate liability payments for those cases has been small. As a result, ACandS's average resolution cost for closed cases is very low. The resolution cost per closed case in recent years has been consistent with long-term averages. Bankruptcy filings by a number of companies which had been significant defendants in asbestos cases have not significantly increased the cost of resolving cases.

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

Subsequently, on January 15, 1993, certain plaintiffs' counsel and a group of 20 asbestos litigation defendants filed a class action complaint and settlement agreement involving all previously unasserted claims by individuals who have been occupationally exposed to asbestos fibers, which was assigned to Judge Weiner as related to the Multidistrict Litigation proceedings. On June 25, 1997, the U.S. Supreme Court affirmed dismissal of the class action and settlement, finding that the case did not meet the requirements of the rules permitting class actions.

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

ACandS has secured the commitment through final settlement agreements of most of the very substantial insurance coverage applicable to its asbestos-related bodily injury claims. ACandS believes it will secure additional coverage, if needed, from those insurers which have not to date settled with ACandS. Two insurers which wrote significant applicable coverage for ACandS have encountered financial difficulties in recent years, in part because of asbestos and environmental liabilities, but ACandS does not believe these difficulties will affect the adequacy of the coverage available to it.

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

ACandS has substantial defenses to the actions, including defenses based upon the character of its operations and the fact that ACandS did not manufacture the asbestos-containing products involved. Moreover, ACandS potentially has indemnification and/or contribution claims against the product manufacturers. To date, ACandS has been dismissed from 102 cases, largely on the basis it had no connection with the products at issue in the claimants' buildings, and has agreed to settle 15 claims. The aggregate amount paid has been very small in the context of this litigation. ACandS was not served with any new building-related cases in 1995, 1996 or 1997. Since 1990, only three new building-related cases have been served on ACandS.

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

On August 27, 1997, the U.S. Occupational, Safety and Health Administration issued a Citation and Notification of Penalty to Centin Corporation proposing a fine of $307,350 for alleged regulatory violations involving asbestos abatement work at Wright Patterson Air Force Base. The Assistant U.S. Attorney for Dayton, Ohio has also advised Centin of an intention to pursue sanctions in connection with alleged violations of environmental law on this project. Centin had previously disciplined employees for breach of company policy involving this work. Centin believes, however, that the violations as alleged are either incorrect or substantially overstated. Centin has filed a Notice of Contest to the OSHA citation.

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


6.   CONSOLIDATED STATEMENTS OF CASH FLOWS:

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The effect of changes in foreign exchange rates on cash balances in 1997, 1996 and 1995 was not material.

The Company's income tax and interest payments are summarized below:

                                        1997         1996         1995

Income taxes (net of refunds)      $ 1,708,000  $ 1,548,000  $ 1,010,000

Interest                           $ 2,005,000  $ 2,054,000  $ 2,034,000


7.   EMPLOYEE BENEFIT PLANS:

Defined Benefit Pension Plan

The Company and its subsidiaries have a defined benefit pension plan covering substantially all of their salaried employees. The benefits under the plan are based on years of service and salary levels. The Company's policy is to fund pension costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

Actuarially computed net pension expense includes the following components:

                                           1997        1996        1995
  Service cost-benefits earned
    during the period                 $  517,000  $  608,000  $  480,000

  Interest cost on projected
    benefit obligation                   551,000     524,000     439,000

  Return on plan assets:
    Actual                            (1,569,000) (1,042,000) (1,147,000)
    Deferred                             938,000     510,000     805,000

      Recognized return                 (631,000)   (532,000)   (342,000)

  Net amortization                       (41,000)     10,000      (5,000)

  Net pension expense                 $  396,000   $ 610,000   $ 572,000


The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1997 and 1996:

                                               1997           1996
Actuarial present value of benefit
  obligations:
    Accumulated benefit obligation,
      including vested benefits of
      $6,629,000 and $5,568,000,
      respectively                          $  6,986,000   $  6,039,000

Projected benefit obligation for service
  rendered to date                           $  8,760,000   $  7,698,000
Plan assets at fair value                      (8,759,000)    (7,528,000)
Projected benefit obligation in excess of
  plan assets                                       1,000        170,000
Unrecognized net gain from past experience
  different from that assumed and effects
  of changes in assumptions                       840,000        275,000

Accrued pension cost                         $    841,000   $    445,000


Assumptions used in the accounting were:
                                                    1997          1996

  Weighted average discount rates                   7.25%         7.75%
  Rates of increase in future
    compensation levels                             5.00%         5.00%
  Expected long-term rate of return on assets       8.50%         8.50%

A substantial number of the hourly employees of the Company's subsidiaries are covered by union-sponsored, collectively bargained, multiemployer pension plans. The Company contributed approximately $5,297,000 in 1997, $6,146,000 in 1996, and $5,791,000 in 1995 to such plans. Information is not available from the plans' administrators to permit the Company to determine its share of the unfunded vested benefits of these plans.

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

Actuarially computed net periodic postretirement benefit cost included the following components:

                                                      1997       1996

  Service cost-benefits earned during the period   $  6,000  $   8,000
  Interest cost on accumulated postretirement
    benefit obligation                               68,000     71,000
  Expected return on plan assets                       ---      (9,000)
  Amortization of transition obligation              48,000     48,000
  Amortization of net gain                          (30,000)   (28,000)

     Net periodic postretirement benefit cost      $ 92,000  $  90,000

The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheet at December 31, 1997 and 1996:

                                                       1997       1996
   Accumulated postretirement benefit obligation:
    Vested benefit obligation                      $ 798,000   $ 798,000
    Non-vested benefit obligation                    129,000     158,000
                                                     927,000     956,000
  Plan assets at fair value                             ---      (51,000)

  Accumulated postretirement benefit obligation
    in excess of plan assets                         927,000     905,000
  Unrecognized transition obligation                (721,000)   (769,000)
  Unrecognized net gain                              289,000     340,000

  Accrued postretirement benefit liability         $ 495,000   $ 476,000

For measurement purposes, a 13% annual rate of increase in the per capita cost of covered health care benefits was assumed for calendar 1997; the rate was assumed to decrease to 10% in 1998 and 7% for 2001 and remain level thereafter. Due to the provisions of the plan, increasing the assumed health care cost trend rates by one percentage point in each year would not have a significant impact on the accumulated postretirement benefit obligation or the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1997.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 7.75% at December 31, 1997 and 1996, respectively. The expected long-term rate of return on assets was 8.50% for 1996.

Other

The Company and its subsidiaries have incentive compensation plans covering substantially all of their officers and key employees.
Incentive compensation for 1997 was determined according to a separate measurement basis for the Company and each of its subsidiaries. Rate of return on assets, earnings before interest and taxes, and after-tax earnings in excess of the cost of capital each served as the basis in one of the various incentive plans. For 1996 and 1995, the amount of incentive compensation was primarily dependent upon the rate of return on assets of the Company's subsidiaries and their particular district or branch offices and the net income of the Company. Total incentive compensation expense was $2,337,000 for 1997, $2,621,000 for 1996, and $1,698,000 for 1995.

The Company and its subsidiaries also maintain defined contribution savings incentive and employee stock ownership (ESOP) plans covering substantially all salaried employees. Contributions to the savings incentive plan are based on specified percentages of employee contributions to the plan, while ESOP contributions are discretionary. Expense for these plans was $616,000 in 1997, $830,000 in 1996, and $665,000 in 1995.


8.   STOCK OPTION PLANS:

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

Following is a summary of the status of the number of stock options as of December 31, 1997, 1996, and 1995, and the activity during the year ended on those dates, along with the range of exercise prices for options outstanding at year end:
                                  1997            1996             1995
                                  Wgtd.           Wgtd.            Wgtd.
                                  Avg.            Avg.             Avg.
                           1997   Exer.    1996   Exer.     1995   Exer.
                          Shares  Price   Shares  Price    Shares  Price
Options Outstanding at
  Beginning of Year       49,350  $23.83  51,350  $24.27   58,475  $25.09

Options Granted            8,600   21.88   9,550   22.13    3,500   16.25

Options Exercised            -       -      (500)  16.25     (500)  16.13

Options Expired
or Canceled               (6,100)  24.02 (11,050)  24.77  (10,125)  26.59

Options Outstanding at
  End of Year             51,850  $23.48  49,350  $23.83   51,350  $24.27

Range of Exercise Prices
  of Options Outstanding          $16.125-        $16.125-        $16.125-
                                   $31.00          $31.00          $31.00

Options Exercisable
  End of Year             41,350          28,100           20,850

Options Available for
  Future Grant            27,150          29,650           28,150

Weighted Average Fair
Value of Options
Granted During the Year   $ 3.79          $ 2.88           $ 1.38

During 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." As provided for in the statement, the Company elected to continue the intrinsic value method of expense recognition.

Had compensation cost for the stock option plans been determined using the fair value method prescribed by SFAS 123, the Company's net income applicable to common stock and net income per common share would approximate the proforma amounts below:

                                            1997       1996        1995
Net Income Applicable to Common Stock
  As reported                           $1,553,000  $1,893,000  $ 798,000
    Proforma                            $1,534,000  $1,877,000  $ 795,000

Net Income Per Common Share
 As reported - Basic                       $  4.05     $  4.80    $  2.01
 As reported - Diluted                     $  4.00     $  4.76    $  2.00
 Proforma - Basic                          $  4.00     $  4.76    $  2.00
 Proforma - Diluted                        $  3.95     $  4.72    $  1.99

The proforma effect of applying SFAS 123 in this disclosure for 1997, 1996 and 1995 is not necessarily representative of the proforma amounts for future years.

The following tables summarize certain information about stock options outstanding at December 31, 1997, 1996 and 1995:

                   -----Options Outstanding-------- -Options Exercisable-
                                 Weighted  Weighted              Weighted
                                   Avg.       Avg.                  Avg.
                       Number   Remaining  Exercise    Number    Exercise
                    Outstanding   Life       Price   Exercisable   Price
At December 31, 1997
  $16 to $23           31,750      7.4      $18.72     21,250      $17.13
  $24 to $31           20,100      3.7      $31.00     20,100      $31.00
  $16 to $31           51,850      6.0      $23.48     41,350      $23.87

At December 31, 1996
  $16 to $23           27,250      8.0      $18.01      6,000      $16.19
  $24 to $31           22,100      4.7      $31.00     22,100       31.00
  $16 to $31           49,350      6.5      $23.83     28,100       27.84

At December 31, 1995
  $16 to $23           23,250      8.5      $16.14      3,000      $16.13
  $24 to $31           28,100      5.8      $31.00     17,850      $31.00
  $16 to $31           51,350      7.0      $24.27     20,850      $28.86

The fair value of each option granted during 1997, 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) expected volatility of 17.0% and 23.0% for options granted in 1997 and 10.7% for options granted in 1996 and 1995, (ii) risk-free interest rates of 5.6% and 6.1% for options granted in 1997; 5.2% and 5.3% for options granted in 1996; 7.3% for options granted in 1995, (iii) expected lives of one year and three years, and (iv) no dividend yield.

Subsequent to December 31, 1997, employees and directors of the Company exercised a total of 27,100 stock options granted in the years 1990 through 1995. On February 26, 1998, the Company's Board of Directors passed a resolution that all employee stock options granted in 1996 and 1997 and director options granted in 1998 became fully vested immediately. Subsequent to the Board's action, employees and directors of the Company exercised an additional 8,500 stock options which had been granted in 1996, 1997 and 1998. The table below sets forth the year of grant for those options exercised subsequent to December 31, 1997:

                       Year Granted       Number Exercised
                    1990 through 1994         25,600
                          1995                 1,500
                          1996                 3,200
                          1997                 4,300
                          1998                 1,000


9.   INCOME (LOSS) PER COMMON SHARE:

In 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128 "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. The Company's basic income per share is calculated as income available to common shareholders divided by the weighted average number of shares outstanding. For diluted income per share, income available to common shareholders is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, as calculated using the treasury stock method. The Company's common stock equivalents consist solely of outstanding stock options.

As a result, income per share for 1996 and 1995 were restated as a result of the Company's adoption of SFAS No. 128. This adoption had no effect on previously reported income per common share.

                                        Average       Per-Share
                                         Income        Shares     Amount
FOR THE YEAR ENDED 1997

Income per Common Share - Basic
  Income available to common
     shareholders                      $ 1,553,000     383,859    $ 4.05
  Options issued to Employees
     and Directors (Note 8)                  ---         4,683
Income per Common Share - Diluted
  Income available to common
     shareholders                      $ 1,553,000     388,542    $ 4.00

FOR THE YEAR ENDED 1996

Income per Common Share - Basic
  Income available to common
     shareholders                      $ 1,893,000     394,653    $ 4.80
Options issued to Employees
     and Directors (Note 8)                   ---        2,818
Income per Common Share - Diluted
  Income available to common
     shareholders                      $ 1,893,000     397,471    $ 4.76


FOR THE YEAR ENDED 1995

Income (Loss) per Common Share - Basic
  Income (loss) available to
     common shareholders
     before cumulative effect of
     accounting change                 $ (579,000)     397,127  $ (1.46)
  Cumulative effect of
     accounting change                  1,377,000         ---      3.47
  Income available to common
     shareholders                      $  798,000      397,127  $  2.01
  Option issued to Directors
     (Note 8)                                            1,398
Income (Loss) per Common
     Share - Diluted
  Income (loss) available to
     common shareholders
     before cumulative effect of
     accounting change                 $ (579,000)     398,525  $ (1.45)
  Cumulative effect of
     accounting change                   1,377,000        ---      3.45
  Income available to common
     shareholders                      $   798,000     398,525   $ 2.00

Options to purchase approximately 20,100 shares of common stock at $31 per share were outstanding during 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire 10 years from the date of grant, were still outstanding as of December 31, 1997.


10.   EMPLOYEE STOCK OWNERSHIP PLAN FINANCING TRANSACTION:

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


11.   BORROWINGS:

Bank Borrowings

The Company had short-term lines of credit totaling $26,300,000 and $23,081,000, of which $18,224,000 and $12,169,000 was in use, as of
December 31, 1997 and 1996, respectively. These loans bear interest at not more than the prime rate. (The weighted average interest rate was 6.9% as of December 31, 1997 and 1996.) The Company maintains deposits at several banks which serve various corporate purposes including the support of its lines of credit available or in use. All lines of credit are renegotiated annually.

Long-Term Debt
Long-term debt consists of the following at December 31, 1997 and 1996:

                                                  1997          1996
  9% unsecured senior notes payable in
  equal annual installments from
  May 1, 1996 to 2002                       $ 9,286,000  $ 11,143,000

  7.3% unsecured term note payable in
  equal semi-annual installments from
  May 1, 1996 to November 1, 1997                ---        1,400,000
  Other long-term debt                           94,000         ---

    Total                                     9,380,000    12,543,000
  Less current portion                        1,876,000     3,257,000

                                            $ 7,504,000   $ 9,286,000

On May 1 and November 1, during the term of the 9% unsecured senior notes, the Company has the option to prepay principal balances in multiples of $100,000 plus accrued interest and a prepayment penalty.

The Company's long-term debt agreements contain restrictions on the incurrence of debt, investments, dividend payments and the redemption of capital stock and preferred stock. These long-term debt agreements require that the Company maintain certain financial ratios and levels of net worth. At December 31, 1997, the Company was in compliance with all of these covenants.

Long-term borrowings maturing during the next five years are as follows:

     1998        1,876,000
     1999        1,871,000
     2000        1,863,000
     2001        1,863,000
     2002        1,863,000

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the estimated fair market value of long-term debt was $9,543,000 as of December 31, 1997.


12.   LEASE COMMITMENTS:

The Company leases warehouses, sales offices and computer equipment under noncancelable lease agreements. Rental expense for all operating leases was $5,877,000 in 1997, $5,721,000 in 1996 and $5,654,000 in 1995. As of
December 31, 1997, the future minimum rental commitments under noncancelable leases that have terms in excess of one year are as follows:

  1998                                    $ 3,203,000
  1999                                      2,330,000
  2000                                      1,816,000
  2001                                      1,105,000
  2002                                        621,000
  Subsequent years                            302,000
     Total minimum rental obligations     $ 9,377,000


13.   REDEEMABLE PREFERRED STOCK:

During 1992, the Company offered to exchange one share of preferred stock with a par value of $1 per share for each share of the Company's outstanding common stock up to a maximum of 350,000 common shares (the Offer). A total of 349,864 common shares were exchanged in December 1992 in accordance with the Offer.

Dividends on the preferred stock accrue at an annual rate of $2.80 per share. Such dividends are cumulative and payable quarterly in arrears commencing January 1, 1993. At December 31, 1997 and 1996, the Company had accrued $245,000 for such dividends. In the foreseeable future, the Company does not expect to pay cash dividends on the outstanding common shares at December 31, 1997. The preferred stock is nonvoting except in certain circumstances.

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


14.   ACCRUED LIABILITIES:

The components of accrued liabilities as of December 31, 1997 and 1996 are as follows:

                                                    1997          1996

  Salaries and wages                            $ 2,590,000   $ 2,643,000
  General, auto and other liability insurance     5,746,000     4,833,000
  Other                                           4,495,000     4,777,000
                                                $12,831,000   $12,253,000


15.   RESTRUCTURING:

During 1996, the Company's principal contracting subsidiary, ACandS, Inc., underwent an organizational restructuring. This restructuring involved integrating numerous semi-autonomous branches into three highly integrated regions in the interest of reducing administrative expenses and providing more responsive services to customers. In conjunction with this restructuring, ACandS, Inc. incurred expenses of approximately $500,000, which primarily consisted of severance pay and lease termination costs. Although the restructuring was essentially completed during 1996, approximately $145,000 of expenses are included in 1997 results as reported.


16.   NON-CURRENT LIABILITIES:

The components of non-current liabilities as of December 31, 1997 and 1996 are as follows:

                                                 1997         1996
  Workers compensation and
    other insurance                          $ 7,820,000  $ 8,087,000
  Retirement benefits                            824,000    1,040,000
                                             $ 8,644,000  $ 9,127,000

17.   SUBSEQUENT EVENT:

On January 19, 1998, the Company announced its intention to spin off one of its subsidiaries, Specialty Products and Insulation Company (SPI). The Company's Board of Directors, at its February 26, 1998 meeting, approved the proposed transaction in which shareholders of Irex common stock will receive a dividend of SPI common stock. This dividend is expected to be a tax-free distribution to current shareholders of Irex common stock. The transaction is expected to be completed by the middle of 1998. Following the transaction, Irex will continue as a parent company, providing administrative services to its three specialty contracting companies. SPI will become a separate company, primarily concentrating on specialty product distribution/fabrication in the construction industry.

For the years ended December 31, 1997, 1996 and 1995, SPI had net revenues of $149,053,000, $129,417,000, and $107,713,000, respectively;
gross profit was $34,096,000 in 1997, $31,110,000 in 1996, and
$25,892,000 in 1995.  Total assets were $47,651,000 and $38,935,000 at
December 31, 1997 and 1996, respectively.

IREX CORPORATION


                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          For the Three Years Ended December 31, 1997




                        Balance at   Additions    Deductions     Balance
                        Beginning    Charged to      from        at End
                        of Period     Income       Reserve      of Period


DEDUCTED FROM BALANCE SHEET
  CAPTION TO WHICH IT APPLIES:
    Reserve for Doubtful Accounts -


 Year Ended
  December 31, 1995   $1,430,000   $1,096,000   $(1,086,000)   $1,440,000
 Year Ended
  December 31, 1996   $1,440,000   $1,164,000   $(1,014,000)   $1,590,000
 Year Ended
  December 31, 1997   $1,590,000   $   83,000   $  (864,000)   $  809,000



Item 9.     Disagreements on Accounting and Financial Disclosure

Not Applicable


PART III

Item 10.     Directors and Executive Officers

(a)  Identification of Directors

                       Positions and Offices Held            Period Held
Name (Age)             and Other Directorships               From   To

William W. Adams (63)   Director, Irex Corporation           1996  1998
    (2)                 Former Chairman and President,       1988  1993
                         Armstrong World Industries, Inc.
                        Director, Bell Atlantic Corporation

Carlton E. Hughes (66)  Director, Irex Corporation           1980  2000
    (1)  (4)            Chairman, Stewart-Amos Steel, Inc.
                        (steel fabricator)
                        Director, CoreStates Financial
                         Corporation (bank holding company)
                        Director, Arnold Industries, Inc.

Joanne M. Judge (45)    Director, Irex Corporation           1993  1999
    (2)  (3)            Attorney, Stevens & Lee              1996 Present
                        Former President and Chief           1987  1993
                         Executive Officer, Community
                         Hospital of Lancaster

David C. Kleinman (62)  Director, Irex Corporation           1984  1999
     (3)                Adjunct Professor of Strategic Management
                         University of Chicago
                         Graduate School of Business
                        Management Consultant
                        Director, Sonic Foundry, Inc.        1997 Present
                        Director, Inter-Americas
                         Communication Corp.                 1977 Present
                        Director, Acorn Funds (Diversified   1972 Present
                        Common Stock Mutual Funds)
                        Director, Plymouth Tube Co.          1993 Present
                        Director, Wisconsin Paper and
                          Products Co.                       1994 Present


Michael J. Lardner (54) Director, Irex Corporation           1989 1998
    (2)                 Chairman, Wide World of Golf         1996 Present
                        President and Chief Operating Officer
                          High Construction, Inc.            1993 1996
                          (general contractor)
                        President, Chief Operating Officer, 1989 1992 Director, Horst Group

W. Kirk Liddell (48)    Director, Irex Corporation           1980 2000
 (1)  (3) - Ex officio  President and CEO, Irex Corporation
            w/o vote)   Director, High Industries, Inc.
                        (steel, real estate and other service company)
                        Director, Penn Fuel Gas, Inc.
                        (regulated gas distributor)

Wilson D. McElhinny (68)Director, Irex Corporation           1975 1999
  (1)  (3)  (4)         Director, Educators Mutual Life
                         Insurance Company
                        Director, Hunt Manufacturing Company
                         (office and art/craft product
                          manufacturer)

John O. Shirk (54)      Director, Irex Corporation           1987 2000
  (1)  (4)              Partner, Barley, Snyder, Senft
                          and Cohen (law firm)
                        Director, Fulton Financial Corporation
                          (bank holding company)
                        Director, Educators Mutual Life
                          Insurance Company

N. Thompson Washburn (68) Director, Irex Corporation         1980 1998
   (1)  (2)  (4)          Administrative Consultant,
                            Getty Petroleum Corporation
                             (petroleum distribution)


(1)  -  Member of the Executive Committee
(2)  -  Member of the Audit Committee
(3)  -  Member of the Governance Committee
(4)  -  Member of the Compensation and Benefits Committee

Note: Unless otherwise indicated, principal occupations listed were the same for the past five years.


(b)  Identification of Executive Officers

                            Positions and Offices Held
Name (Age)                  During Past Five Years

W. Kirk Liddell (48)        President and Chief Executive Officer


James E. Hipolit (47)       Senior Vice President, General Counsel
                             and Secretary since April 1997
                            Vice President, General Counsel
                             and Secretary from 1996 to April 1997
                            Vice President and General Counsel from 1986
                             to 1996

Jane E. Pinkerton (58)      Senior Vice President Finance and
                             Administration since April 1997
                            Vice President, Finance and
                             Administration from 1996 to April 1997
                            Vice President, Administrative Services
                             and Secretary from 1992 to 1996;
                            Vice President and Director of Personnel
                             from 1988 to 1992

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

                            Annual Compensation    Long-Term
                                                     Comp.
                                                                All Other
Name and Principal        Year  Salary($) Bonus($) Options(#)    Comp.($)
Positions                                   (1)                   (2)

W. K. Liddell              1997  296,000   43,808      500       8,116
President and Chief        1996  274,000  145,768 (3)  450       6,750
EXecutive Officer          1995  264,000      -         -        8,274

J. E. Hipolit              1997  124,400   31,548      200       8,011
Senior Vice President,     1996  119,400   50,435      150       5,974
General Counsel and        1995  111,200   13,344       -        8,228
Secretary

J. E. Pinkerton            1997  116,200   29,468      200       7,831
Senior Vice President,     1996  103,700   42,686      150       5,021
Finance and Administration 1995   87,400    7,866       -        6,750

R. L. King (4)             1997  135,000   70,101      200       8,009
President, Specialty       1996  98,500    45,514      150       5,963
Products and Insulation Co.1995   93,200   34,007    1,000       5,463

D. F. Andrew (5)           1997  108,500    26,887     200       6,316
President, ACandS, Inc.    1996  101,000    16,533     150       5,081

                           1995   97,000    11,910      -        4,917

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

On December 31, 1997 there were 315 employees of the Company and its subsidiaries participating in the Savings Incentive Plan and 30,895 shares of common stock held by such Plan.

Employee Stock Ownership Plan.

Effective January 1, 1983, the Company established an Employee Stock Ownership Plan (ESOP) and Trust for the benefit of employees, of which W. Kirk Liddell, Ronald L. King, and Jane E. Pinkerton are trustees. All salaried employees of the Company and its U.S. subsidiaries automatically become participants in the ESOP on the January 1 following their date of hire. Participants are neither required nor permitted to make contributions to the ESOP. Contributions to the Plan are based upon the Company's achievement of specific financial performance targets. In 1997, a $100,000 contribution was made.

On December 31, 1997, there were 320 employees of the Company and its subsidiaries eligible to participate in the ESOP and the total of 36,354 shares of common stock held by the ESOP were fully allocated to such participants' accounts.

(3) Mr. Liddell's bonus also included a grant of 620 shares of Irex Corporation stock valued at $13,562.

(4) Mr. King is included in his capacity as President of a major wholly-owned subsidiary of the Company.

(5) Mr. Andrew is included in his capacity as President of a major wholly-owned subsidiary of the Company.

Stock Option Plans

On February 28, 1990, the Board of Directors of the Company adopted the Irex Corporation Non-Qualified Stock Option Plan under which options to purchase not more than 200,000 shares of the Company's common stock may be granted over the next ten years to employees of the Company and its subsidiaries. The number of shares available for options was reduced during 1995 from 200,000 shares to 55,000 shares. The recipients of options and the number of options granted to them are determined by the Compensation and Benefits Committee of the Board of Directors. Unless otherwise determined by the Compensation and Benefits Committee, no option may be exercised before three years nor more than ten years after the date of grant. On July 20, 1994, the Board of Directors amended the plan to provide that Fair Market Value on the date of the grant shall be defined as (i) the mean between the highest and lowest prices of actual sales of Shares on the principal national securities exchange on which the Shares are listed on such date, or, (ii) if there are no such sales on such date, the mean between the closing bid and asked prices of the Shares on such exchange on such date, or, (iii) if the Shares are not listed on any national securities exchange, the mean between the closing high bid and low asked prices of the Shares in over-the-counter trading as identified by the National Quotation Bureau or other comparable source selected by the Committee, or (iv) if the Committee determines that the mean is not an accurate reflection of the market value of the Shares, the fair market value as determined for purposes of the Company's Employee Stock Ownership Plan, less a discount reflecting the lack of liquidity of Shares in the open market, or, (v) if the Company's Employee Stock Ownership Plan has terminated, or has failed to provide a current valuation of the Shares for any other reason, the fair market value as determined by a disinterested third party selected by the Committee and qualified to perform an evaluation of the Shares. Prior to this amendment, the option price was established at the fair market value as determined for purposes of the Company's Employee Stock Ownership Plan, less a discount reflecting the lack of liquidity of shares in the open market. The following table sets forth, for the individuals named, options granted during 1997.

INDIVIDUAL GRANTS
                                                     Potential realizable
                        Percent                     value at assumed annual
                        of Total    Exercise         rates of stock price
                        Options     Price              appreciation for
               Options  Granted to  Per     Expiration  option term (1)
Name           Granted  Employees   Share      Date      5% ($)   10%($)
                 (#)
W. K. Liddell    500      5.8%     $21.875   12/31/07    6,900    17,400
J. E. Hipolit    200      2.3%     $21.875   12/31/07    2,760     6,960
J. E. Pinkerton  200      2.3%     $21.875   12/31/07    2,760     6,960
R. L. King       200      2.3%     $21.875   12/31/07    2,760     6,960
D. F. Andrew     200      2.3%     $21.875   12/31/07    2,760     6,960

(1) The potential realizable value of each grant of options assuming that the market price of the underlying security appreciates in value from the date of grant to the end of the option term at the indicated annualized rate. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised.

                     Number of                  Value of Unexercised
                 Unexercised Options            In-the-Money Options
Name           Exercisable Unexercisable    Exercisable     Unexercisable

W. K. Liddell      15,500     950             $ 34,125          $5,230
J. E. Hipolit       2,750     350               11,375           1,930
J. E. Pinkerton     2,000     350               11,375           1,930
R. L. King          1,000     350               11,375           1,930
David F. Andrew     2,000     350               11,375           1,930

For the year ended December 31, 1997, there were 4,600 options granted to management and no options were exercised by management. The above table sets forth information as to the aggregate options granted and outstanding as of December 31, 1997, for the individuals named.

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
Name of Individual     Amounts Transferred          Benefits Upon
   or Number of               from                 Retirement Under
 Persons in Group          Former Plan                 New Plan

W. Kirk Liddell             $ 3,025                    $69,670
James E. Hipolit              1,176                     50,991
Jane E. Pinkerton             7,500                     22,970
Ronald L. King                  -                       26,341
David F. Andrew               9,695                     38,147

Compensation of Directors

All Directors who are not officers of the Company receive an annual fee of $9,500 and $750 per board meeting attended. The Board of Directors has various committees as identified in Item 10 (a), above, and the outside directors on those committees receive $750 per committee meeting attended. Directors who are officers of the Company or its subsidiaries receive no additional compensation for attendance at meetings of the board or board committees. The Chairman of the Board of the Company receives an additional annual fee of $20,500, $3,000 of which shall be paid in Irex common stock

On April 28, 1994, the shareholders approved a Non-Qualified Stock Option Plan for Outside Directors of the Company. This plan authorized the granting of options on 25,000 shares of Common Stock to directors who are not employees of the Company. Each outside director automatically receives an option to purchase 500 shares as of January 1, 1994 and each January 1 thereafter through and including January 1, 1998. Options are granted at Fair Market Value consistent with the pricing mechanism established under the Non-Qualified Stock Option Plan for employees. Options are exercisable at any time more than one year from the date of grant, but no more than ten years from the date of the grant.


Item 12.     Security Ownership of Certain Beneficial Owners and
Management

(a)   Security Ownership of Certain Beneficial Owners

Following is a list of the persons known by the Company to be the beneficial owners of more than five percent of the Company's Common Stock, as of March 23, 1998.

Name and Address of        Amount and Nature of              Percent
 Beneficial Owner          Beneficial Ownership              of Class

W. Kirk Liddell              64,006 Shares (1)                15.79%
175 River Hill Road
Conestoga, PA  17516

(1) Does not include 14,217 shares in wife's name to which Mr. Liddell disclaims beneficial ownership. Includes 39,124 shares beneficially owned by dependent children, 883 allocated shares in the Irex Corporation Employees' Stock Ownership Plan, and 713 shares in the Irex Corporation Savings Incentive Plan (401k).

Lynn Liddell                 24,968 shares                     6.16%
740 Curtiswood Drive
Key Biscayne, FL 33149

Following is a list of the persons known by the Company to be the beneficial owners of more than five percent of the Company's Preferred Stock, as of March 23, 1998.

Lynn Liddell                 26,682 shares                     7.63%
740 Curtiswood Drive
Key Biscayne, FL 33149

(b)   Security Ownership of Management

The amounts of the Company's Common and Preferred Stock held directly or indirectly by the directors, and by the directors and executive officers as a group, are shown below as of March 23, 1998. Unless otherwise described in the footnotes following the listing, in each case the beneficial ownership represents the sole voting and investment power.

                            Amount Held            Percent of Class
                        Common      Preferred     Common   Preferred

William Adams            2,108  (2)      -            .52      -
David Andrew             3,395  (1)(6)   -            .84      -
James Hipolit            4,533  (1)(5)   -           1.12      -
Carlton Hughes           6,165  (2       -           1.52      -
Joanne Judge             3,898  (2)      -            .96      -
Ronald King              2,200  (2)(7)  136 (7)       .54     .03
David Kleinman           2,700  (2)      -            .67      -
Michael Lardner          2,658  (2)      -            .66      -
W. Kirk Liddell         64,006  (3)      -          15.79      -
Wilson McElhinny         9,153  (2)      -           2.26      -
Jane Pinkerton           2,382  (1)      -            .59      -
John Shirk               4,636  (8)      -           1.14      -
N. Thompson Washburn     3,544  (4)      -            .87      -

    (1) Includes allocated shares in the Irex Corporation Employees' Stock Ownership Plan and allocated shares in the Irex Corporation Savings Incentive Plan (401k) as follows, respectively: Mr. Hipolit, 557 and 476; Ms. Pinkerton, 373 and 351; Mr. Andrew, 524 and 421; and Mr. King, 129 and 221.

    (2) Includes options granted but not exercised under the Company's non-qualified stock option plans as follows. Mr. Adams, 500; Mr. Hughes, 500; Ms. Judge, 2,500; Mr. King, 1,350; Mr. Kleinman, 2,500; Mr. Lardner, 2,500; Mr. McElhinny, 500.

    (3) Does not include 14,217 shares in spouse's name to which Mr. Liddell disclaims beneficial ownership. Included 39,124 shares beneficially owned by dependent children, 883 allocated shares in the Irex Corporation Employees' Stock Ownership Plan, and 713 shares in the Irex Corporation Savings Incentive Plan (401k).

    (4) Includes 200 shares to which Mr. Washburn shares voting and investment power.

    (5) Includes 3,500 shares to which Mr. Hipolit shares voting and investment power.

    (6) Includes 100 shares to which Mr. Andrew shares voting and investment power.

    (7) Does not include 300 shares of preferred stock in spouse's name to which Mr. King disclaims beneficial ownership. Includes 500 common shares and 136 preferred shares to which Mr. King shares voting and investment power, 129 allocated shares in the Irex Corporation Employee's Stock Ownership Plan, and 221 shares in the Irex Corporation Savings Incentive Plan (401k).

    (8) Includes 100 shares beneficially owned by a dependent child, 550 shares beneficially owned by spouse, and 2,500 shares to which Mr. Shirk shares voting and investment power.

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

        (22)  Not Applicable

        (23)  Not Applicable

        (24)  Not Applicable

        (27)  Not Applicable

        (28)  Not Applicable

        (99)  Not Applicable

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of 1997.

(c)   See Item 14 (a) 3

(d)   See Item 8


Supplemental Information

Copies of the Company's 1997 Annual Report to Security Holders, 1998 Proxy Statement, and 1998 Proxy are being furnished to the Commission for its information under separate cover.

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

CHART #9 MARCH 1998


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


IREX CORPORATION

By    /S/J. E. Pinkerton                   3/31/98
    J. E. Pinkerton                         Date
    Senior Vice President, Finance and Administration
    (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By    /S/W. K. Liddell                     3/31/98
   W. K. Liddell                            Date
   President and Director
   (Principal Executive Officer)


By    /S/J. E. Pinkerton                   3/31/98
   J. E. Pinkerton                           Date
   Sr. Vice President, Finance and Administration
   (Principal Financial Officer)


By    /S/B. C. Werner                      3/31/98
   B. C. Werner                              Date
   Director, Management Accounting
   (Principal Accounting Officer)


By    /SW. W. Adams                        3/31/98
   W. W. Adams, Director                    Date



By    /S/C. E. Hughes                      3/31/98
 C. E. Hughes, Director                    Date



By    /S/J. M. Judge                       3/27/97
   J.M. Judge, Director                     Date


By    /S/D. C. Kleinman                    3/31/98
   D. C. Kleinman, Director



By     /M. J. Lardner                      3/31/98
   M. J. Lardner, Director


By    /W. D. McElhinny                     3/31/98



By    /S/J. O. Shirk                       3/31/98
   J. O. Shirk, Director                    Date



By    /S/N. T. Washburn                    3/27/97
   N. T. Washburn, Director                 Date