Form 10-Q
period 1998-03-31
IREX CORP
filed 1998-05-15
CIK 1952

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549


                  Quarterly Report under Section 13 or 15(d)

                    of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1998          Commission File Number 2-36877


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

                        Yes X      No


            Common Shares Outstanding (Single Class) 408,384

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



                    IREX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                             Three Months Ended March 31
                                                 1998            1997
                                            (Dollars in Thousands Except
                                              Per Common Share Amounts)

Contracting Revenues                           $  30,433     $  30,645

Distribution and Other Revenues                   40,858        33,676

          Total Revenues                          71,291        64,321

Cost of Revenues                                  56,110        50,177
          Gross Profit                            15,181        14,144

Selling, General and Administrative Expenses      14,007        13,499

          Operating Income                         1,174           645

Interest Expense, Net                                490           458

          Income Before Income Taxes                 684           187

Income Tax Provision                                 270            92

Net Income                                     $     414     $      95

          Less Dividend Requirements
            for Preferred Stock                     (245)         (245)

NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCK                              $     169     $    (150)


Average Common Shares Outstanding - Basic        396,326       385,768

Stock Options Issued to Employees
   and Directors                                   4,724         3,092

Average Common Shares Outstanding - Diluted      401,050       388,860


Income (Loss) Per Common Share - Basic         $    0.43     $   (0.39)

Income (Loss) Per Common Share - Diluted       $    0.42     $   (0.39)



                  IREX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)
                                                 March 31    December 31
                                                  1998           1997
     ASSETS                                          (In Thousands)

Cash and Cash Equivalents                       $    321      $    374
Receivables, Net                                  57,513        54,835
Inventories                                       18,051        16,138
Actual Costs and Estimated Earnings on
   Contracts in Process in Excess of Billings      5,027         4,421
Prepaid Income Taxes                                 826           225
Other Prepaid Expenses                               761           733
Deferred Income Taxes                              4,391         4,391

          Total Current Assets                    86,890        81,117

Property and Equipment, Net                        3,740         3,240
Non-Current Deferred Income Taxes                  3,170         3,170
Other Assets                                       1,647         1,018

          TOTAL ASSETS                          $ 95,447      $ 88,545


LIABILITIES AND SHAREHOLDERS' INVESTMENT

Notes Payable                                   $ 20,550      $ 18,224
Current Portion of Long-Term Debt                  1,871         1,876
Accounts Payable                                  14,972        10,502
Billings in Excess of Actual Costs and Estimated
   Earnings on Contracts in Process                2,855         2,797
Accrued Workers' Compensation Insurance            2,990         2,604
Accrued Liabilities                               11,559        12,831

          Total Current Liabilities               54,797        48,834

Long-Term Debt (Less Current Portion)              7,493         7,504

Non-Current Liabilities                            8,647         8,644

Redeemable Preferred Stock                        10,490        10,490

Capital Stock                                      1,028         1,028
Paid-in Surplus                                      405           449
Retained Earnings                                 30,761        30,663
Cumulative Translation Adjustments                  (202)         (213)
Treasury Stock at Cost                           (17,972)      (18,854)

          Total Shareholders' Investment          14,020        13,073


TOTAL LIABILITIES AND
   SHAREHOLDERS' INVESTMENT                     $ 95,447      $ 88,545



                    IREX CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Unaudited
                                             Three Months Ended March 31
                                                     1998      1997
                                                     (In Thousands)
Cash Flows from Operating Activities:

Net income                                          $   414  $    95
Reconciliation of net income to net
 cash provided by operating activities
     Depreciation and amortization                      302      216
     Provision for losses on accounts receivable        233      177

(Increase) decrease in current assets
     Receivables                                       (798)   1,764
     Inventories                                        289     (345)
     Prepaid income taxes and other prepaid expenses (28) (848) Actual costs and estimated earnings on contracts
       in process in excess of billings (net)          (548)     456
Increase (decrease) in current liabilities
     Accounts payable                                 4,715      367
     Accrued income taxes                              (601)    (198)
     Accrued liabilities and other liabilities       (1,128)  (1,241)

          Net cash provided by
            operating activities                      2,850      443

Cash Flows from Investing Activities:

     Net additions to property and equipment           (188)    (224)
     Acquisition of a certain business
          Assets                                     (4,908)       0
          Intangibles                                  (650)       0
     Decrease (increase) in other assets                 11       (7)

          Net cash used for investing activities     (5,735)    (231)

Cash Flows from Financing Activities:

     Net borrowings from revolving lines of credit    2,326    1,178
     Payments on long-term debt                         (16)       0
     Dividends paid                                    (245)    (245)
     Exercise of stock options                          767        0
       Reissuance of common stock                         0       13

          Net cash provided by financing activities   2,832      946

Net (decrease) increase in Cash and Cash Equivalents    (53)   1,158

Cash and Cash Equivalents at Beginning of Period        374      193

Cash and Cash Equivalents at End of Period         $    321  $ 1,351




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

     The Company consists of two business units. The distribution unit is primarily a distributor and fabricator of mechanical insulation, architectural/acoustical products and specialty products. The companies in the specialty contracting unit primarily engage in mechanical insulation, abatement, fire protection and interior finish contracting.

(2) The Company has authorization for 2,000,000 shares of its common stock with a par value of $1.00 per share. At March 31, 1998 1,028,633 shares were issued, 408,384 shares were outstanding and 620,249 shares were held, at cost, in Treasury stock.

(3) All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. The Company's income tax and interest payments for the first three months of 1998 and 1997 were:

                                              1998         1997
            Income Taxes:                  $ 871,000    $1,420,000
            Interest:                      $ 298,000    $  183,000

(4) The Company completed one acquisition during the first quarter of 1998 for cash consideration of approximately $5,558,000. Certain assets were acquired from a company primarily engaged in the distribution business. The acquisition was accounted for using the purchase method of accounting, and the financial statements reflect the results of operations and cash flows of the operation from the date of acquisition.

(5) On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income, as defined by SFAS 130, is the total of net income and all other non-owner changes in equity. Total comprehensive income for the three months ended March 31, 1998 and 1997 was $425,000 and $84,000, respectively. The difference between net income and comprehensive income for the above periods is due to cumulative translation adjustments.

(6) On April 13, 1998, the Company announced that its wholly owned subsidiary, Specialty Products & Insulation Co. (SPI), had filed a registration statement with the Securities and Exchange Commission relating to the initial public offering of 2,000,000 shares of SPI's Common Stock. The Company had previously announced the spin-off of SPI through a pro rata distribution of all of the capital stock of SPI to the shareholders of the Company. The spin-off will occur immediately prior to the initial public offering. Following the spin-off and initial public offering, SPI will be an independent company.



                      IREX CORPORATION AND SUBSIDIARIES
                           March 31, 1998 and 1997

                   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

The Company's operating income increased 82.0% in 1998 to $1,174,000 from $645,000 achieved in the first quarter of 1997. While the first quarter results are typically the Company's weakest due to seasonally lower revenue, this year's reported operating income represents the best start since 1986.

Net income applicable to common shareholders, after the dividend requirement for preferred stock, was $169,000, or $0.43 per share, in 1998 as compared to a net loss of $(150,000), or $(0.39) per common share, in 1997. The significant improvement was mostly attributable to improved operating income performance in the Company's contracting businesses.

The following table presents, for the periods indicated, certain items in the Company's consolidated statements of operations as a percentage of total revenues:

                                              Three Months Ended
                                                   March 31
                                               1998        1997

     Contracting Revenues                      42.7%       47.6%
     Distribution and Other Revenues           57.3%       52.4%
          Total Revenues                      100.0%      100.0%

          Gross Profit Margin                  21.3%       22.0%
          Income from Operations                1.6%        1.0%
          Net Income Before
          Preferred Dividend                    0.6%        0.1%

Revenues

Total revenues increased 10.8% to $71,291,000 in 1998 from $64,321,000 in 1997. Contracting revenues were relatively flat, decreasing less than one percent to $30,433,000 from $30,645,000 in the first quarter of 1997. Distribution revenues increased $7,182,000, or 21.3%, to $40,858,000 in 1998 from $33,676,000 in the first three months of 1997.
Three acquisitions completed since October of 1997 accounted for approximately 60% of the increase in distribution revenues. Another 10% of the increase was attributable to three startup distribution centers that began operations during the first six months of 1997. As shown in the table above, the Company's distribution revenues have grown from 52.4% of total revenues in 1997 to 57.3% in 1998.

Gross Profit

Gross profit increased 7.3% to $15,181,000 in 1998 from $14,144,000 in 1997 as a result of the higher revenue base previously noted. The percentage increase, however, was below that of total revenues because the Company's gross profit margin dropped slightly to 21.3% in 1998 from 22.0% in 1997. The decrease in the overall gross profit margin was attributable to the contracting unit. There are two primary reasons for the reduction in contracting margins: (1) competitive pricing pressures on lump-sum contracts and, (2) although the emphasis on job site safety has continued the recent trend of favorable workers' compensation/insurance claims experience, the first quarter of 1998 did not reflect the benefit from reversing a portion of the related self-insurance reserve as occurred during the first quarter of 1997. Distribution margins were relatively unchanged.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) decreased to 19.6% of total revenues in 1998 from 21.0% in 1997. In terms of absolute dollars, SG&A increased 3.8% to $14,007,000 in the first quarter of 1998 from $13,499,000 in last year's first three months. The contracting unit reduced SG&A by $886,000 as the focus shifted to creating an overhead structure that will allow the regional and area operations to respond to customer needs with competitively-priced services. The distribution unit experienced a $1,394,000 increase in SG&A as strategic growth of the business continued forward. The three acquisitions and four startup distribution centers noted earlier contributed approximately 58% of the SG&A increase.

Financial Condition and Liquidity

At March 31, 1998, the Company had working capital of $32.1 million and stockholders' equity (excluding preferred stock) of $14.0 million. Working capital at December 31, 1997 was $32.3 million and stockholders' equity was $13.1 million. The increase in accounts receivable and inventories as compared to the amounts reported at December 31, 1997 was primarily attributable to an acquisition completed on March 1, 1998.

Total debt outstanding at March 31, 1998 was $29.9 million as compared to $27.6 million at December 31, 1997. Long-term debt, excluding current portion, was $7.5 million at March 31, 1998. Available short-term lines of credit as of March 31, 1998 were $36.3 million and remain adequate to provide sufficient liquidity for operations. Outstanding balances under these unsecured lines of credit were $20.6 million, an increase of $2.3 million from December 31, 1997.


As indicated earlier in Note 6 to the consolidated financial statements, the Company plans to spin off SPI through a pro rata distribution of all of the capital stock of SPI to the shareholders of the Company. After the spin-off, the Company expects that funds from operations and available lines of credit will provide sufficient liquidity to meet its working capital requirements.


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


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company's ACandS, Inc. subsidiary is one of a number of defendants in pending lawsuits filed by approximately 108,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business. ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others. During the first quarter of 1998, ACandS was served with cases involving 7,603 individual plaintiffs. In 1997, ACandS was served with cases involving approximately 31,489 individual plaintiffs. There were 37,777 new plaintiffs in 1996; 44,904 new plaintiffs in 1995; and 18,122 new plaintiffs in 1994.

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

Since the beginning of 1981, approximately 159,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. Although payments in individual cases have varied considerably, ACandS's percentage of the aggregate liability payments for those cases has been small. As a result, ACandS's average resolution cost for closed cases is very low. The resolution cost per closed case in recent years has been consistent with long-term averages. Bankruptcy filings by a number of companies which had been significant defendants in asbestos cases have not significantly increased the cost of resolving cases.

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

ACandS is also one of a number of defendants in five actions by the owners of schools and other buildings seeking to recover costs associated with the replacement or treatment of installed asbestos-containing products. These cases involve school buildings, public buildings, and office buildings. One of the cases is an alleged class action.

ACandS has substantial defenses to the actions, including defenses based upon the character of its operations and the fact that ACandS did not manufacture the asbestos-containing products involved. Moreover, ACandS potentially has indemnification and/or contribution claims against the product manufacturers. To date, ACandS has been dismissed from 103 cases, largely on the basis it had no connection with the products at issue in the claimants' buildings, and has agreed to settle 15 claims. The aggregate amount paid has been very small in the context of this litigation. ACandS has not been served with any new building-related cases since 1994 . Since 1990, only three new building-related cases have been served on ACandS.

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

On August 27, 1997, the U.S. Occupational, Safety and Health Administration issued a Citation and Notification of Penalty to Centin Corporation for alleged regulatory violations involving asbestos abatement work at Wright Patterson Air Force Base. Centin has reached an agreement in principle, subject to appropriate approvals, for resolution of the Citation in payment of a civil fine of $105,000.

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

    IREX CORPORATION


Date: May 14, 1998                            /S/B. C. Werner


                                                B. C. Werner
                                                 Controller
                                           Duly Authorized Signer