Form 10-Q
period 1998-06-30
IREX CORP
filed 1998-08-14
CIK 1952

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549


               Quarterly Report under Section 13 or 15(d)

                 of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1998           Commission File Number 2-36877


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

                          Yes X           No


Common Shares Outstanding (Single Class) 420,884



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



IREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                         Six Months
                                   Second Quarter       Ended June 30
                                   1998      1997       1998      1997
                          (In Thousands Except Per Common Share Amounts)

Contracting Revenues            $ 35,621  $ 30,754   $ 66,054  $ 61,399

Distribution and Other Revenues   45,476    36,316     86,334    69,992

      Total Revenues              81,097    67,070    152,388   131,391

Cost of Revenues                  63,240    52,260    119,350   102,437

      Gross Profit                17,857    14,810     33,038    28,954

Selling, General and
   Administrative Expenses        13,615    13,214     27,622    26,713

      Operating Income             4,242     1,596      5,416     2,241

Interest Expense, Net                520       446      1,010       904

      Income Before Income Taxes   3,722     1,150      4,406     1,337

Income Tax Provision               1,547       523      1,817       615

Net Income                       $ 2,175   $   627    $ 2,589   $   722

    Less:  Dividend Requirements
        for Preferred Stock         (245)     (245)      (490)     (490)

NET INCOME APPLICABLE
  TO COMMON STOCK                $ 1,930   $   382   $  2,099   $   232

Average Common Shares
   Outstanding - Basic           416,709   386,219     403,697   385,944

Stock Options Issued to
   Employees and Directors         1,851     5,215       4,498     4,154


Average Common Shares
   Outstanding - Diluted         418,560   391,434     408,195   390,098

Income per Common
   Share - Basic                 $  4.63   $  0.99    $  5.20   $  0.60

Income per Common
   Share - Diluted               $  4.61   $  0.98    $  5.14   $  0.59



IREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                                June 30    December 31
                                                  1998         1997
                                                    (In Thousands)
ASSETS

Cash and Cash Equivalents                     $   2,844   $     374
Receivables, Net                                 61,916      54,835
Inventories                                      19,063      16,138
Actual Costs and Estimated Earnings on
   Contracts in Process in Excess of Billings     5,760       4,421
Prepaid Income Taxes                                 -          225
Other Prepaid Expenses                              992         733
Deferred Income Taxes                             4,391       4,391

Total Current Assets                             94,966      81,117
Property and Equipment, Net                       3,780       3,240
Non-Current Deferred Income Taxes                 3,170       3,170
Other Assets                                      1,834       1,018

   TOTAL ASSETS                               $ 103,750   $  88,545

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Notes Payable to Banks                        $  30,408   $  18,224
Current Portion of Long-Term Debt                 1,876       1,876
Accounts Payable                                 14,956      10,502
Billings in Excess of Actual Costs and
   Estimated Earnings on Contracts in Process     3,168       2,797
Accrued Workers' Compensation Insurance           2,706       2,604
Accrued Liabilities                              11,177      12,831
Accrued Income Taxes                                259         -

   Total Current Liabilities                     64,550      48,834

Long-Term Debt (Less Current Portion)             5,629       7,504

Non-Current Liabilities                           6,914       8,644

Redeemable Preferred Stock                       10,490      10,490

Capital Stock                                     1,028       1,028
Paid-in Surplus                                     405         449
Retained Earnings                                32,595      30,663
Cumulative Translation Adjustments                 (243)       (213)
Treasury Stock at Cost                          (17,618)    (18,854)

   Total Shareholders' Investment                16,167      13,073

TOTAL LIABILITIES AND
   SHAREHOLDERS' INVESTMENT                   $ 103,750   $  88,545



IREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               Six Months Ended June 30
                                                   1998        1997
                                                     (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                      $  2,589     $    722
Reconciliation of net income to net cash
   provided by operating activities
  Depreciation and amortization                      678          444
  Provision for (reduction to)
   losses on accounts receivable                     497          (28)

(Increase) decrease in current assets
  Receivables                                     (5,462)         856
  Inventories                                       (195)        ( 35)
  Prepaid income taxes and other prepaid expenses   (259)        (579)
  Actual costs and estimated earnings on contracts
     in process in excess of billings, net          (968)       1,432

Increase (decrease) in current liabilities
  Accounts payable                                 4,699       (1,110)
  Accrued income taxes                               484         (198)
  Accrued liabilities and other liabilities       (3,527)       1,243

Net cash provided by (used for)
   operating activities                           (1,464)       2,747

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net additions to property and equipment           (310)        (419)
  Acquisitions of certain businesses,
   net of cash acquired
    Assets                                        (5,640)          -
    Intangibles                                     (930)          -
  Increase in other assets                           (30)          (1)

    Net cash used for investing activities        (6,910)        (420)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings from revolving lines of credit   12,184        1,509
  Payment on long-term debt                       (1,875)      (2,557)
  Dividends paid                                    (490)        (490)
  Exercise of stock options                        1,084           -
  Reissuance of common stock                         -             44
  Repurchase of common stock                         (59)         (16)

    Net cash provided by (used for)
      financing activities                        10,844       (1,510)

Net Increase in Cash and Cash Equivalents          2,470          817

Cash and Cash Equivalents at Beginning of Period    3,74          193

Cash and Cash Equivalents at End of Period      $  2,844     $  1,010



IREX CORPORATION AND SUBSIDIARIES
June 30, 1998 and 1997

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

(2) The Company has authorization for 2,000,000 shares of its common stock with a par value of $1.00 per share. At June 30, 1998, 1,028,633 shares were issued, 420,884 shares were outstanding and 607,749 shares were held, at cost, in Treasury stock.

(3) All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. The Company's income tax and interest payments for the first six months of 1998 and 1997 were:
                                   1998               1997
           Income Taxes:        $1,332,000        $1,708,000
           Interest:            $1,090,000        $  944,000

(4) The Company completed one acquisition during the second quarter of 1998 for cash consideration of approximately $942,000. Certain assets were acquired from a company primarily engaged in the distribution and fabrication business. The acquisition was accounted for using the purchase method of accounting, and the financial statements reflect the results of operations and cash flows of the operation from the date of acquisition.

(5) On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income, as defined by SFAS 130, is the total of net income and all other non-owner changes in equity. Total comprehensive income for the quarters ended June 30, 1998 and 1997 was $2,134,000 and $630,000, respectively. Total comprehensive income for the six months ended June 30, 1998 and 1997 was $2,559,000 and $714,000, respectively. The difference between net income and comprehensive income for the above periods is due to cumulative translation adjustments.

(6) On April 13, 1998, the Company announced that its wholly owned subsidiary, Specialty Products & Insulation Co. (SPI), had filed a registration statement with the Securities and Exchange Commission relating to the initial public offering of 2,000,000 shares of SPI's Common Stock. The Company had previously announced the planned spin-off of SPI through a pro rata distribution of all of the capital stock of SPI to the shareholders of the Company. On June 17, 1998, the Company announced the postponement of its planned spin-off of SPI due primarily to adverse conditions in the market for initial public offerings. The Company and its financial advisors will continue to monitor the various indicators of market conditions as management remains committed to the spin-off and ultimate public ownership of SPI. The Company estimates that it will incur approximately $1.4 million of costs in connection with the initial public offering, of which $584,000 has been deferred on the balance sheet at June 30, 1998.

(7) The Company's Board of Directors ("Board") adopted a resolution, effective May 1, 1998, which merged the Irex Corporation Employee Stock Ownership Plan ("ESOP") into the Irex Corporation Savings Incentive Plan ("Savings Plan"). The resolution stipulates that (a) no future contributions be made to the ESOP, (b) prior ESOP account balances become 100 percent vested and (c) account balances be held as a component of the Savings Plan but no longer be designed to invest primarily in Company securities.

The Board adopted another resolution to amend the Irex Corporation Employees' Retirement Plan ("Pension Plan") effective May 1, 1998. The amendment suspends the Pension Plan, thereby freezing the accrued benefits of all plan participants and discontinuing future benefit accruals. For the quarter ended June 30, 1998, the Company recognized a curtailment gain of approximately $800,000 based on an actuarial calculation of the projected benefit obligation. The gain was reported in the Company's income statement for the quarter ended June 30, 1998 as a reduction to selling, general and administrative expenses.


IREX CORPORATION AND SUBSIDIARIES
June 30, 1998 and 1997

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results from Operations:

The operating results for the quarter ended June 30, 1998 are among the best quarterly results in the Company's history. These results were achieved on the strength of improved gross margins for existing centers in the distribution business and a streamlined overhead structure, put in place during the restructuring of late 1996 and early 1997, which has ultimately reduced costs in the contracting business. Operating income for the three months ended June 30, 1998 increased by more than $2.6 million to $4,242,000 from $1,596,000 in last year's second quarter.
The strong second quarter led to operating income of $5,416,000 for the six months ended June 30 ,1998, an improvement of nearly $3.2 million from the $2,241,000 reported in last year's comparable period. The $5.4 million operating income represents the best first-half performance in the Company's history.

Net income applicable to common shareholders, after the dividend requirement for preferred stock, was $1,930,000, or $4.63 per share for the second quarter of 1998. The second quarter of 1997 showed net income of $382,000, or $0.99 per share. For the six-month period ended June 30, 1998, net income was $2,099,000, or $5.20 per common share.
In comparison, the Company's highest earnings per share for an entire fiscal year was $4.90 in 1990. The comparable six months of 1997 indicated net income of $232,000, or $0.60 per common share.

The following table presents, for the periods indicated, certain items in the Company's consolidated statements of operations as a percentage of total revenue:
                                      Three Months    Six Months
                                      Ended June 30  Ended June 30
                                      1998   1997     1998    1997

    Contracting Revenues              43.9%  45.9%    43.3%   46.7%
    Distribution and Other Revenues   56.1%  54.1%    56.7%   53.3%
       Total Revenues                100.0% 100.0%   100.0%  100.0%

       Gross Profit Margin            22.0%  22.1%    21.7%   22.0%
       Income from Operations          5.2%   2.4%     3.6%    1.7%
       Net Income Before
         Preferred Dividend            2.7%   0.9%     1.7%    0.5%

Revenues:

Total revenues for the quarter ended June 30, 1998 increased 20.9% to $81,097,000 from $67,070,000 in last year's comparable quarter.
Year-to-date revenues of $152,388,000 established a new record start for the Company, and reflect a 16.0% increase over the $131,391,000 reported for the first six months of 1997.

Contracting revenues were $35,621,000 for the three months ended June 30, 1998, representing a 15.8% increase from last year's similar quarter. The increase is primarily attributable to securing contracts outside the "traditional" mechanical insulation work, for example lead abatement and marine vessel work. The strong second-quarter performance led to an improvement of almost $4.7 million, or 7.6%, on a year-to-date basis.

Distribution revenues grew to $45,476,000 in the quarter ended June 30, 1998. This total is $9,160,000, or 25.2%, above the $36,316,000 for
1997's second quarter. Three acquisitions completed since October of 1997 accounted for approximately 75% of the increase. Distribution revenues totaled $86,334,000 for the six months ended June 30, 1998 as the growth strategy of the Company's distribution subsidiary has gained momentum since the middle of 1997. Year-to-date distribution revenues are $16.3 million, or 23.3%, ahead of 1997's comparable six-month revenues of $69,992,000. Approximately 68% of the increase is attributable to the three acquisitions noted earlier. Existing distribution centers accounted for another 27% of the increase and the balance is mostly from two startup distribution centers opened during the first half of 1997.

Gross Profit:

Gross profit for the three months ended June 30, 1998 increased 20.6% to $17,857,000 from $14,810,000 in last year's comparable quarter. This increase was a result of the higher revenue base previously noted.
Gross profit margins, which are gross profit dollars expressed as a percentage of total revenues, were 22.0% and 22.1% for the respective quarters in 1998 and 1997. The decrease in contracting margins was mostly offset by an increase in distribution margins.

For the six months ended June 30, 1998, margins of 21.7% were down slightly from 22.0% during the same period of 1997. Distribution margins improved approximately 0.9 percentage points on the basis of fewer direct-ship sales. Direct-ship sales, where products are shipped directly from the manufacturer to customer without passing through a distribution center, generally earn lower margins. Margins for the contracting business decreased approximately 1.8 percentage points as competitive bidding to secure lump-sum contracts continues to squeeze pricing while placing a premium on contract execution. For the year-to-date period ended June 30, 1998, the net result was that gross profit dollars increased by 14.1% over 1997's first six months, falling slightly below the 16.0% improvement in revenues noted above.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses (SG&A) amounts to $13,615,000, or 16.8% of total revenues, for the quarter ended June 30, 1998. Prior-year SG&A for the similar period totaled $13,214,000, or 19.7% of revenues. As described earlier in Note 7 to the consolidated financial statements, an approximate $800,000 gain attributable to the curtailment of the Company's pension plan was recorded in this year's second quarter. For the six-month period ended June 30, SG&A increased 3.4% to $27,622,000 in 1998 from $26,713,000 in 1997. However, as a percentage of total revenues, SG&A decreased to 18.1% for the six months ended June 30, 1998 from 20.3% for the comparable period in 1997.

In comparing the year-to-date period ended June 30, 1998 to the same six months of 1997, SG&A increased by $1,709,000, or 6.4%, exclusive of the approximate $800,000 curtailment gain previously noted. Higher SG&A attributable to expansion of the distribution business was partially offset by a decrease in SG&A for the contracting business as a result of its streamlined organization. The contracting unit actually reduced SG&A by approximately $1.6 million in its effort to operate under area and regional overhead structures which enable it to address customer needs with competitively-priced services. This reduction was exclusive of the approximate $800,000 curtailment gain previously noted. The distribution unit, on the other hand, increase SG&A by approximately $3.3 million as the Company's strategic growth of this business gained momentum. The three acquisitions and two startup distribution centers noted earlier contributed approximately 67% of the increase.

Financial Condition and Liquidity:

At June 30, 1998, the Company has working capital of $30.4 million and stockholders' equity (excluding preferred stock) of $16.2 million. Working capital at December 31, 1997 was $32.3 million and stockholders' equity was $13.1 million. The increase in accounts receivable and inventories from the amounts reported at December 31, 1997 is primarily attributable to the two acquisitions completed in 1998 and the overall growth in revenues.

Total debt outstanding at June 30, 1998 was $37.9 million as compared to $27.6 million at December 31, 1997. Long-term debt, excluding current portion, was $5.6 million at June 30, 1998. Available short-term lines of credit as of June 30, 1998 were $36.3 million and remain adequate to provide sufficient liquidity for operations. Outstanding balances under these unsecured lines of credit were $30.4 million, an increase of $12.2 million from December 31, 1997. Cash outlays of $6.5 million for two acquisitions, $1.9 million for long-term debt paydown and $1.8 million for workers' compensation funding under the Company's self-insured program contributed significantly to the outstanding balance increase.

As indicated earlier in Note 6 to the consolidated financial statements, the Company remains committed to the eventual spin-off of SPI through a pro rata distribution of all of the capital stock of SPI to shareholders of the Company. After the spin-off, the Company expects that funds from operations and available lines of credit will provide sufficient liquidity to meet its working capital requirements.

Year 2000 Issue:

The Company's ability to conduct its day-to-day operations is dependent in part on an integrated software program and data-based system (collectively, the System). The System serves as a critical tool in carrying out functions in several key areas of the business, including inventory management, contract management, pricing, sales, financial reporting and personnel administration.

The Company has assessed the System and determined that modifications are required to properly utilize dates beyond December 31, 1999. The Company had already committed to upgrade the System in order to renew the vendor maintenance agreement (under which the Company receives technical support), and believes the upgrade will substantially resolve Year 2000 issues in the System. The Company will utilize both internal and external resources to replace, reprogram and test software for Year 2000 compliance and plans to complete the conversion prior to December 31, 1998. These costs arising through the normal course of business will be expensed as incurred. In relation to hardware within the System (primarily desktop computers networked to a central location), management does not have an estimate of the cost to replace these items. On July 17, 1998, the Company began an outsourcing arrangement under which it contracted to lease AS400 and related data communications services from an off-site provider. Thus, the Company is now operating on mainframe hardware which is fully Year 2000 compliant.

The Company does not currently have any information concerning Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company's ACandS, Inc. subsidiary is one of a number of defendants in pending lawsuits filed by approximately 117,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others. During the first half of 1998, ACandS was served with cases involving 19,334 individual plaintiffs. In 1997, ACandS was served with cases involving approximately 31,489 individual plaintiffs. There were 37,777 new plaintiffs in 1996; 44,904 new plaintiffs in 1995; and 18,122 new plaintiffs in 1994.

The great majority of the filings in recent years are the direct result of screenings and other mass solicitation efforts. Close to two-thirds of the claims filed since 1994 have been filed in Texas or West Virginia, or by the Maritime Legal Clinic. Almost all of the Maritime Legal Clinic filings have been administratively dismissed.
Developments in Texas and West Virginia have somewhat reduced the filings in those states, but 4,764 cases have been filed against ACandS in Mississippi during 1998. ACandS has not had liability exposure in Mississippi, and the 1998 filings in that state include a large number of duplicate filings.

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

The defense of the cases pending against ACandS is now being handled by the Travelers Property Casualty Corp. with the participation of other insurers that wrote coverage for ACandS. Virtually all of ACandS's liability and defense costs for these cases are being paid by ACandS's insurance carriers.
Since the beginning of 1981, approximately 163,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. Payments in individual cases have varied considerably. Nevertheless, ACandS's average cost for all cases has remained low, and the resolution cost per closed case in recent years has been consistent with long-term averages. Bankruptcy filings by a number of companies which had been significant defendants in asbestos cases do not appear to have significantly increased the cost of resolving cases.

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

Given the number of currently pending cases and the rate of new filings, it is anticipated that the aggregate amount to be paid by all defendants for asbestos-related bodily injury claims will be very large. ACandS's percentage of aggregate liability payments, however, is expected to remain small. Management, therefore, believes that ACandS's insurance coverage is adequate to ensure that these actions will not have a material adverse effect on the long-term business or financial position of the Company.

ACandS is also one of a number of defendants in four actions by the owners of buildings seeking to recover costs associated with the replacement or treatment of installed asbestos-containing products. These cases involve public buildings and office buildings. One of the cases is an alleged class action.

AcandS has substantial defenses to the actions, including defenses based upon the character of its operations and the fact that ACandS did not manufacture the asbestos-containing products involved. Moreover, ACandS potentially has indemnification and/or contribution claims against the product manufacturers. To date, ACandS has been dismissed from 103 cases, largely on the basis it had no connection with the products at issue in the claimants' buildings, and has agreed to settle 16 claims. The aggregate amount paid has been very small in the context of this litigation. ACandS has not been served with any new building-related cases since 1994 . Since 1990, only three new building-related cases have been served on ACandS.

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

Decisions in litigation involving insurance coverage available for other defendants in asbestos building cases have varied widely. The appellate rulings which have fully considered coverage issues for asbestos building claims provide significant coverage for policyholders. The decisions are consistent with ACandS's view that broad coverage is available for asbestos building cases.

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

On August 27, 1997, the U.S. Occupational, Safety and Health
Administration cited Centin Corporation for alleged regulatory violations involving asbestos abatement work at Wright Patterson Air Force Base. This citation has been settled by Centin's payment of a civil fine of $105,000.

From time to time, the Company and its subsidiaries are also parties as both plaintiff and defendant to various claims and litigation arising in the normal course of business, including claims concerning work performed under various contracts. In the opinion of management, claims and litigation arising in the normal course of business will not materially affect the Company's long-term business, financial position or results of operations.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IREX CORPORATION


Date: August 14, 1998                B. C. Werner
                                     Controller
                                     Duly Authorized Signer