Form 10-Q
period 1998-09-30
IREX CORP
filed 1998-11-17
CIK 1952

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC  20549

              Quarterly Report under Section 13 or 15(d)

                of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1998      Commission File Number 2-36877


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

                       Yes   X         No


Common Shares Outstanding (Single Class) 431,945


IREX CORPORATION AND SUBSIDIARIES:

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

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


IREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                         Nine Months
                                  Third Quarter      Ended September 30
                                   1998     1997       1998      1997
                         (In Thousands Except Per Common Share Amounts)

Contracting Revenues            $ 32,516  $ 34,493   $ 98,570  $ 95,892

Distribution and Other Revenues   48,622    39,046    134,956   109,038

    Total Revenues                81,138    73,539    233,526   204,930

Cost of Revenues                  62,979    57,712    182,329   160,149

    Gross Profit                  18,159    15,827     51,197    44,781

Selling, General and
   Administrative Expenses        16,310    13,891     43,932    40,604

    Operating Income               1,849     1,936      7,265     4,177

Interest Expense, Net                524       502      1,534     1,406

    Income Before Income Taxes     1,325     1,434      5,731     2,771

Income Tax Provision                 669       640      2,486     1,255

Net Income                       $   656   $   794    $ 3,245   $ 1,516

    Less: Dividend Requirements
          for Preferred Stock       (245)     (245)      (734)     (735)

NET INCOME APPLICABLE
   TO COMMON STOCK               $   411   $   549    $ 2,511   $   781

Average Common Shares
   Outstanding - Basic           426,242   383,924    411,192   385,418

Stock Options Issued to
   Employees and Directors          -        5,947      3,481     4,552

Average Common Shares
   Outstanding - Diluted         426,242   389,871    414,673   389,970

Income per Common
   Share - Basic                 $  0.96   $  1.43    $  6.11   $  2.03

Income per Common
   Share - Diluted               $  0.96   $  1.41    $  6.06   $  2.00



IREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                           September 30     December 31
                                               1998             1997
                                                   (In Thousands)
ASSETS:
Cash and Cash Equivalents                    $    2,299      $      374
Receivables, Net                                 65,207          54,835
Inventories                                      18,981          16,138
Actual Costs and Estimated Earnings on
   Contracts in Process in Excess of Billings     4,942           4,421
Prepaid Income Taxes                              1,151             225
Other Prepaid Expenses                              463             733
Deferred Income Taxes                             4,390           4,391

   Total Current Assets                          97,433          81,117

Property and Equipment, Net                       3,458           3,240
Non-Current Deferred Income Taxes                 3,170           3,170
Other Assets                                      1,805           1,018

TOTAL ASSETS                                 $  105,866      $   88,545

LIABILITIES AND SHAREHOLDERS' INVESTMENT:

Notes Payable to Banks                       $   27,816       $  18,224
Current Portion of Long-Term Debt                 1,871           1,876
Accounts Payable                                 13,783          10,502
Billings in Excess of Actual Costs and
   Estimated Earnings on Contracts in Process     3,264           2,797
Accrued Workers' Compensation Insurance           2,873           2,604
Accrued Liabilities                              13,073          12,831

   Total Current Liabilities                     62,680          48,834

Long-Term Debt (Less Current Portion)             5,632           7,504

Non-Current Liabilities                          10,300           8,644

Redeemable Preferred Stock                       10,490          10,490

Capital Stock                                     1,028           1,028
Paid-in Surplus                                     405             449
Retained Earnings                                32,930          30,663
Cumulative Translation Adjustments                 (276)           (213)
Treasury Stock at Cost                          (17,323)        (18,854)

   Total Shareholders' Investment                16,764          13,073

TOTAL LIABILITIES AND
   SHAREHOLDERS' INVESTMENT:                  $ 105,866       $  88,545


IREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                          Nine Months Ended September 30
                                                 1998          1997
                                                   (In Thousands)

Cash Flows from Operating Activities:

Net income                                      $   3,245    $   1,516
Reconciliation of net income to net cash
  provided by operating activities
    Depreciation and amortization                   1,101          675
    Deferred income taxes                               1            -
    Provision for losses on accounts receivable       885           89

(Increase) decrease in current assets
   Receivables                                     (9,141)      (4,607)
   Inventories                                       (113)      (1,043)
   Prepaid income taxes and other prepaid expenses    270          (97)
   Actual costs and estimated earnings on contracts
     in process in excess of billings, net            (54)        (512)

Increase (decrease) in current liabilities
   Accounts payable                                 3,526        2,009
   Accrued income taxes                              (926)        (198)
   Accrued liabilities and other liabilities        1,922          941

      Net cash provided by (used for)
        operating activities                          626       (1,227)

Cash Flows from Investing Activities:

   Net additions to property and equipment           (292)        (620)
   Acquisitions of certain businesses,
     net of cash acquired
       Assets                                      (5,640)           -
       Intangibles                                   (930)           -
   (Increase) decrease in other assets                (63)           4

      Net cash used for investing activities       (6,925)        (616)

Cash Flows from Financing Activities:
   Net borrowings from revolving lines of credit    9,592        6,104
   Payments on long-term debt                      (1,877)      (2,557)
   Dividends paid                                    (734)        (735)
   Exercise of stock options                        1,331            -
   Reissuance of common stock                           -           48
   Repurchase of common stock                         (88)        (222)

      Net cash provided by financing activities      8,224       2,638

Net Increase in Cash and Cash Equivalents            1,925         795

Cash and Cash Equivalents at Beginning of Period       374         193

Cash and Cash Equivalents at End of Period       $   2,299     $   988


IREX CORPORATION AND SUBSIDIARIES
September 30, 1998 and 1997

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

(2) The Company has authorization for 2,000,000 shares of its common stock with a par value of $1.00 per share. At September 30, 1998, 1,028,633 shares were issued, 431,945 shares were outstanding and 596,688 shares were held, at cost, in Treasury stock.

(3) All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. The Company's income tax and interest payments for the first nine months of 1998 and 1997 were:

                                        1998               1997
            Income Taxes:            $3,412,000         $1,846,000
            Interest:                $1,488,000         $1,233,000

(4) On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income, as defined by SFAS 130, is the total of net income and all other non-owner changes in equity. Total comprehensive income for the quarters ended September 30, 1998 and 1997 was $623,000 and $794,000, respectively. Total comprehensive income for the nine months ended September 30, 1998 and 1997 was $3,182,000 and $1,508,000, respectively. The difference between net income and comprehensive income for the above periods is due to cumulative translation adjustments.

(5) On April 13, 1998, the Company announced that its wholly owned distribution subsidiary, Specialty Products & Insulation Co. (SPI), had filed a registration statement with the Securities and Exchange Commission relating to the initial public offering ("IPO") of 2,000,000 shares of SPI's common stock. The Company had previously announced the planned spin-off of SPI through a pro rata distribution of all of the capital stock of SPI to the shareholders of the Company. On June 17, 1998, the Company announced the postponement of its planned spin-off of SPI due primarily to adverse conditions in the market for IPOs. Approximately
$1.1 million in costs related to the IPO were incurred through September
30, 1998 and were expensed in the third quarter.

  For the nine months ended September 30, 1998, SPI had net revenues of $134,655,000 and gross profit of $31,413,000. For the year ended December 31, 1997 and 1996, SPI had net revenues of $149,053,000 and $129,417,000, respectively; gross profit was $34,096,000 in 1997 and $31,110,000 in 1996. These revenues exclude sales to SPI's sister companies. Total assets were $59,810,000 and $47,651,000 at September 30, 1998 and December 31, 1997, respectively.

  On October 28, 1998, the Company announced that it has finalized its plan to spin off SPI on a tax-free basis to Irex's shareholders. In connection with this plan, the Company and SPI have entered into agreements with Evercore Capital Partners L.P. and its affiliates ("Evercore") whereby Evercore will purchase, subsequent to the spin off, $15.4 million of SPI common stock and $3.5 million of subordinated notes from SPI. Evercore will own approximately 45% of SPI's issued and outstanding common stock after the transaction.

   Under the plan, the Company's shareholders will receive one share of SPI stock for every 50 shares of Company stock owned. At this ratio, Evercore's purchase price for SPI shares will translate into $2,158.46 per SPI share or the equivalent of $43.17 per outstanding Company share.

   Additionally, the Company's shareholders will maintain their ownership in the Company and its contracting subsidiaries. Following a dividend from SPI to Irex of $10.5 million, the pro forma book value of Company shares as of September 30 will be approximately $36.60 per share.

   The consummation of the transaction is subject to completion of certain matters, including finalizing the senior financing, completing regulatory filings, and executing certain ancillary agreements. Final closing is expected before the end of 1998.

(6) The Company's Board of Directors ("Board") adopted a resolution, effective May 1, 1998, which merged the Irex Corporation Employee Stock Ownership Plan ("ESOP") into the Irex Corporation Savings Incentive Plan ("Savings Plan"). The resolution stipulates that (a) no future contributions be made to the ESOP, (b) prior ESOP account balances become 100 percent vested and (c) account balances be held as a component of the Savings Plan but no longer be designed to invest primarily in Company securities.

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

(7) On October 26, 1998, the Company acquired the outstanding common stock of a distributor and laminator of numerous mechanical insulation, HVAC, metal building and specialty products. The purchase price was approximately $3.7 million (including the assumption of $1.7 million of debt) and the Company accounted for the acquisition using the purchase method of accounting.


IREX CORPORATION AND SUBSIDIARIES
September 30, 1998 and 1997

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Company enjoyed another solid quarter of operating results for the period ended September 30, 1998 despite the pretax charge of $1.1 million (as discussed in Note 5) for costs relating to the withdrawn initial public offering (IPO) of its distribution subsidiary. Gross profit margins remained steady in both the distribution and contracting businesses. In terms of operating income, improved results are largely due to the streamlined overhead structure of the contracting operations, which has led to cost savings of approximately $1.8 million over last year's nine-month performance. The contracting group achieved this result on mostly comparable sales and gross margin performance. Operating income for the three months ended September 30, 1998 decreased slightly to $1,849,000 from $1,936,000 in last year's third quarter. Operating income of $7,265,000 for the nine months ended September 30, 1998 represents a new milestone for the Company and is nearly $3.1 million ahead of the $4,177,000 reported in last year's comparable period.

Net income applicable to common shareholders ("net income"), after the dividend requirement for preferred stock, was $411,000, or $0.96 per share for the third quarter of 1998. Exclusive of the costs related to the withdrawn IPO, a portion of which are not deductible for tax purposes, earnings per common share would have been approximately $2.76 for the three-month period. The third quarter of 1997 reflected net income of 549,000, or $1.43 per share. For the nine-month period ended September 30, 1998, net income was $2,511,000, or $6.11 per common share (approximately $7.97 exclusive of the IPO costs). In comparison, the Company's highest earnings per share for an entire fiscal year was $4.90 in 1990. The comparable nine months of 1997 showed net income of $781,000, or $2.03 per common share.

The following table presents for the periods indicated certain items in the Company's consolidated statements of income as a percentage of total revenue:
                                    Three Months        Nine Months
                                 Ended September 30  Ended September 30
                                    1998     1997       1998      1997

  Contracting Revenues              40.1%    46.9%      42.2%     46.8%
  Distribution and Other Revenues   59.9%    53.1%      57.8%     53.2%
     Total Revenues                100.0%   100.0%     100.0%    100.0%

     Gross Profit Margin            22.4%    21.5%      21.9%     21.9%
     Income from Operations          2.3%     2.6%       3.1%      2.0%
     Net Income Before
       Preferred Dividend            0.8%     1.1%       1.4%      0.7%

Revenues:

Total revenues for the quarter ended September 30, 1998 increased 10.3% to $81,138,000 from $73,539,000 in last year's third quarter. Year-to-date revenues of $233,526,000 established a new record start for the Company, and reflect a 14.0% increase over the $204,930,000 reported for the first nine months of 1997.

Contracting revenues were $32,516,000 for the three months ended September 30, 1998, representing a 5.7% decrease from last year's similar quarter. The decrease reflects competitive bid pressures in regional markets where the Company's contracting operations typically perform "traditional" installation and maintenance of mechanical insulation. However, year-to-date revenues of $98,570,000 remain slightly ahead of last year's $95,892,000 as the company continues to pursue opportunities outside the core mechanical insulation business. Examples of similar specialty contracting services would include lead abatement work and fire protection.

Distribution revenues grew to $48,622,000 in the quarter ended September 30, 1998. This total is $9,576,000, or 24.5%, above the $39,046,000 for
1997's third quarter. Distribution revenues totaled $134,956,000 for the nine months ended September 30, 1998 as the Company's distribution subsidiary proceeds forward with its expansion strategy. Year-to-date distribution revenues are $25.9 million, or 23.8%, ahead of 1997's comparable nine-month revenues of $109,038,000. The growth was primarily attributable to revenues related to acquisitions and new center openings as well as increased sales at existing locations. During the third quarter, revenue growth was offset by a concerted effort to reduce credit exposure associated with specific accounts.

Gross Profit:

Gross profit for the three months ended September 30, 1998 increased 14.7% to $18,159,000 from $15,827,000 in last year's comparable quarter. The higher revenue base accounted for approximately two thirds of this increase. The remainder is due to slightly improved gross margins. Gross profit margins were 22.4% and 21.5% for the respective quarters in 1998 and 1997. contracting margins were relatively unchanged. Distribution margins improved nearly a full percentage point.

For the nine months ended September 30, 1998, margins of 21.9% were unchanged from 1997's comparable period. Distribution margins improved approximately 0.8 percentage points, primarily on the basis of margin expansion in certain product categories as opposed to a change in product mix. Margins for the contracting business decreased approximately 0.7 percentage points as competitive bidding to secure lump-sum contracts continues to squeeze pricing while placing a premium on contract execution. The contracting operations are responding with an intensified focus on quality of bid preparation, consistent pre-execution planning and aggressive management of direct job costs. For the year-to-date period ended September 30, 1998, the net result was that gross profit dollars increased by 14.3% over the first nine months of 1997, or slightly above the 14.0% improvement in revenues noted above.

Selling, General, and Administrative Expenses:

Selling, general and administrative expenses (SG&A) amounted to $16,310,000, or 20.1% of total revenues, for the quarter ended September 30, 1998. SG&A for the comparable quarter in 1997 totaled $13,891,000, or 18.9% of revenues. As described earlier in Note 5 to the consolidated financial statements, the Company expensed approximately $1.1 million in connection with the planned spin-off and initial public offering of SPI, its wholly-owned distribution subsidiary. The IPO was subsequently canceled in September of this year. For the nine-month period ended September 30, SG&A increased by approximately $3.3 million to $43,932,000 in 1998 and from $40,604,000 in 1997. As a percentage of total revenues, SG&A decreased to 18.8% for the nine months ended September 30, 1998 from 19.9% for the comparable period in 1997.

In comparing the year-to-date period ended September 30, 1998 to the same nine months of 1997, SG&A increased by $3,028,000, or 7.5%, exclusive of both the IPO expenses noted above and the approximate $800,000 gain recognized upon curtailment of the Company's pension plan in the second quarter of 1998. Higher SG&A attributable to expansion of the distribution business was partially offset by a decrease in SG&A for the contracting business as a result of its streamlined organization. The contracting business reduced SG&A by approximately $1.8 million in its effort to operate under area and regional overhead structures which enable it to address customer needs with competitively-priced services. This reduction was exclusive of the approximate $800,000 curtailment gain previously noted. The distribution unit, on the other hand, increased SG&A by approximately $4.9 million (exclusive of the IPO costs) as a result of acquisitions and new center openings, expansion of existing facilities and an increase in the provision for losses on accounts receivable.

Financial Condition and Liquidity:

At September 30, 1998, the company has working capital of $34.8 million and stockholders' equity (excluding preferred stock) of $16.8 million. Working capital at December 31, 1997 was $32.2 million and stockholders' equity was $13.1 million. The increase in accounts receivable and inventories from the amounts reported at December 31, 1997 is primarily attributable to the two acquisitions completed in 1998 and the overall growth in revenues.

Total debt outstanding at September 30, 1998 was $35.3 million as compared to $27.6 million at December 31, 1997. Long-term debt, excluding current portion, was $5.6 million at September 30, 1998. Available short-term lines of credit as of September 30, 1998 were $52.7 million and remain adequate to provide sufficient liquidity for operations. Outstanding balances under these unsecured lines of credit were $27.8 million, an increase of $9.6 million from December 31, 1997. Cash outlays of $6.5 million for two acquisitions and $1.9 million for long-term debt paydown contributed significantly to the outstanding balance increase.

As indicated earlier in Note 5 to the consolidated financial statements, plans have been finalized to spin off SPI on a tax-free basis to the Company's shareholders. Immediately following the spin-off, Evercore will purchase $15.4 million of SPI's common stock and $3.5 million of subordinated notes from SPI, an investment which will represent approximately 45% of SPI's equity ownership after the transaction.
After the spin-off, the Company expects that funds from operations and available lines of credit will provide sufficient liquidity to meet its working capital requirements.

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

The company has assessed the system and determined that modifications are required to properly utilize dates beyond December 31, 1999.
The Company had already committed to upgrade the System in order to renew the vendor maintenance agreement (under which the Company receives technical support), and believes the upgrade will substantially resolve Year 2000 issues in the System. The Company will utilize both internal and external resources to replace, reprogram and test software for Year 2000 ("Y2K") compliance and plans to complete the conversion in November of this year. These costs arising through the normal course of business will be expensed as incurred. In relation to hardware within the System (primarily desktop computers networked to a central location), management does not have an estimate of the cost to replace these items. On July 17, 1998, the Company began an outsourcing arrangement under which it contracted to lease AS400 and related data communications services from an off-site provider. Thus, the Company is now operating on mainframe hardware which has been certified as fully Y2K compliant by the off-site provider.

The Company does not currently have any information concerning Y2K compliance status of its suppliers and customers. Management is currently developing a questionnaire for its significant suppliers and customers in an effort to determine their state of readiness with regard to Y2K issues. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

The Company has not performed a comprehensive evaluation of its internal systems that are unrelated to the information technology aspect of business operations ("non-IT systems"). Management will utilize external resources to provide guidance in determining which non-IT systems need to be assessed.

The Company has not developed a contingency plan which addresses how the most reasonably likely worst case scenarios would be handled.
Management will continue to discuss this subject during the next several months.


PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings:

The Company's ACandS, Inc. subsidiary is one of a number of defendants in pending lawsuits filed by approximately 116,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business. ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others. During the first three quarters of 1998, ACandS was served with cases involving 25,852 individual plaintiffs. In 1997, ACandS was served with cases involving approximately 31,489 individual plaintiffs. There were 37,777 new plaintiffs in 1996; 44,904 new plaintiffs in 1995; and 18,122 new plaintiffs in 1994.

The great majority of the filings in recent years are the direct result of screenings and other mass solicitation efforts. The majority of claims filed since 1994 have been filed in Texas or West
Virginia, or by the Maritime Legal Clinic. Almost all of the Maritime Legal Clinic filings have been administratively dismissed.
Developments in Texas and West Virginia have somewhat reduced the filings in those states, but 4,967 cases have been filed against ACandS in Mississippi during 1998. ACandS has not had liability exposure in Mississippi, and the 1998 filings in that state include a large number of duplicate filings.

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

Since the beginning of 1981, approximately 171,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. Payments in individual cases have varied considerably. Nevertheless, ACandS's average cost for all cases has remained low, and the resolution cost per closed case in recent years has been consistent with long-term averages. Bankruptcy filings by a number of companies which had been significant defendants in asbestos cases do not appear to have significantly increased the cost of resolving cases.

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

Subsequently, on January 15, 1993, certain plaintiffs' counsel and a group of 20 asbestos litigation defendants filed a class action complaint and settlement agreement involving all previously unasserted claims by individuals who have been occupationally exposed to asbestos fibers, which was assigned to Judge Weiner as related to the Multidistrict Litigation proceedings. On June 25, 1997, the U.S. Supreme court affirmed dismissal of the class action settlement, finding that the case did not meet the requirements of the rules permitting class actions.

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


SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



IREX CORPORATION


Date: November 16, 1998


B. C. Werner
Controller
Duly Authorized Signer