Form 10-Q/A
period 1998-09-30
IREX CORP
filed 1999-01-06
CIK 1952

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


IREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                         Nine Months
                                  Third Quarter      Ended September 30
                                   1998     1997       1998      1997
                         (In Thousands Except Per Common Share Amounts)

Contracting Revenues            $ 32,516  $ 34,493   $ 98,570  $ 95,892

Distribution and Other Revenues   48,622    39,046    134,956   109,038

    Total Revenues                81,138    73,539    233,526   204,930

Cost of Revenues                  62,979    57,712    182,329   160,149

    Gross Profit                  18,159    15,827     51,197    44,781

Selling, General and
   Administrative Expenses        16,310    13,891     43,932    40,604

    Operating Income               1,849     1,936      7,265     4,177

Interest Expense, Net                524       502      1,534     1,406

    Income Before Income Taxes     1,325     1,434      5,731     2,771

Income Tax Provision                 669       640      2,486     1,255

Net Income                       $   656   $   794    $ 3,245   $ 1,516

    Less: Dividend Requirements
          for Preferred Stock       (245)     (245)      (734)     (735)

NET INCOME APPLICABLE
   TO COMMON STOCK               $   411   $   549    $ 2,511   $   781

Average Common Shares
   Outstanding - Basic           426,242   383,924    411,192   385,418

Stock Options Issued to
   Employees and Directors          -        5,947      3,481     4,552

Average Common Shares
   Outstanding - Diluted         426,242   389,871    414,673   389,970

Income per Common
   Share - Basic                 $  0.96   $  1.43    $  6.11   $  2.03

Income per Common
   Share - Diluted               $  0.96   $  1.41    $  6.06   $  2.00



IREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                           September 30     December 31
                                               1998             1997
                                                   (In Thousands)
ASSETS:
Cash and Cash Equivalents                    $    2,299      $      374
Receivables, Net                                 65,207          54,835
Inventories                                      18,981          16,138
Actual Costs and Estimated Earnings on
   Contracts in Process in Excess of Billings     4,942           4,421
Prepaid Income Taxes                              1,151             225
Other Prepaid Expenses                              463             733
Deferred Income Taxes                             4,390           4,391

   Total Current Assets                          97,433          81,117

Property and Equipment, Net                       3,458           3,240
Non-Current Deferred Income Taxes                 3,170           3,170
Other Assets                                      1,805           1,018

TOTAL ASSETS                                 $  105,866      $   88,545

LIABILITIES AND SHAREHOLDERS' INVESTMENT:

Notes Payable to Banks                       $   27,816       $  18,224
Current Portion of Long-Term Debt                 1,871           1,876
Accounts Payable                                 13,783          10,502
Billings in Excess of Actual Costs and
   Estimated Earnings on Contracts in Process     3,264           2,797
Accrued Workers' Compensation Insurance           2,873           2,604
Accrued Liabilities                              13,073          12,831

   Total Current Liabilities                     62,680          48,834

Long-Term Debt (Less Current Portion)             5,632           7,504

Non-Current Liabilities                          10,300           8,644

Redeemable Preferred Stock                       10,490          10,490

Capital Stock                                     1,028           1,028
Paid-in Surplus                                     405             449
Retained Earnings                                32,930          30,663
Cumulative Translation Adjustments                 (276)           (213)
Treasury Stock at Cost                          (17,323)        (18,854)

   Total Shareholders' Investment                16,764          13,073

TOTAL LIABILITIES AND
   SHAREHOLDERS' INVESTMENT:                  $ 105,866       $  88,545


IREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                          Nine Months Ended September 30
                                                 1998          1997
                                                   (In Thousands)

Cash Flows from Operating Activities:

Net income                                      $   3,245    $   1,516
Reconciliation of net income to net cash
  provided by operating activities
    Depreciation and amortization                   1,011          675
    Deferred income taxes                               1            -
    Provision for losses on accounts receivable       885           89

(Increase) decrease in current assets
   Receivables                                     (9,141)      (4,607)
   Inventories                                       (113)      (1,043)
   Prepaid income taxes and other prepaid expenses    270          (97)
   Actual costs and estimated earnings on contracts
     in process in excess of billings, net            (54)        (512)

Increase (decrease) in current liabilities
   Accounts payable                                 3,526        2,009
   Accrued income taxes                              (926)        (198)
   Accrued liabilities and other liabilities        1,922          941

      Net cash provided by (used for)
        operating activities                          626       (1,227)

Cash Flows from Investing Activities:

   Net additions to property and equipment           (292)        (620)
   Acquisitions of certain businesses,
     net of cash acquired
       Assets                                      (5,640)           -
       Intangibles                                   (930)           -
   (Increase) decrease in other assets                (63)           4

      Net cash used for investing activities       (6,925)        (616)

Cash Flows from Financing Activities:
   Net borrowings from revolving lines of credit    9,592        6,104
   Payments on long-term debt                      (1,877)      (2,557)
   Dividends paid                                    (734)        (735)
   Exercise of stock options                        1,331            -
   Reissuance of common stock                           -           48
   Repurchase of common stock                         (88)        (222)

      Net cash provided by financing activities      8,224       2,638

Net Increase in Cash and Cash Equivalents            1,925         795

Cash and Cash Equivalents at Beginning of Period       374         193

Cash and Cash Equivalents at End of Period       $   2,299     $   988


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



IREX CORPORATION


Date: January 5, 1999


B. C. Werner
Controller
Duly Authorized Signer