Form 10-K
period 1998-12-31
IREX CORP
filed 1999-04-01
CIK 1952

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C. 20549

                              FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                 THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended  December 31, 1998   Commission file number  2-36877


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


     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of their Form 10-K or any amendment to this form 10-K. [X]

     As of March 15, 1999, 432,202 common shares were outstanding and the aggregate market value of the voting stock (based upon the average bid and asked prices on March 15, 1999) held by nonaffiliates was approximately $5,422,002.




                Documents Incorporated by Reference
                               NONE


PART 1

Item 1.  Business

   Irex Corporation ("The Company") consists of two business units. The distribution unit is primarily a distributor and fabricator of mechanical insulation, architectural/acoustical products, and specialty products. The companies in the specialty contracting unit primarily engage in mechanical insulation, abatement, fire protection and interior finish contracting. Domestic operations are conducted through four wholly owned subsidiaries: ACandS, Inc.; Specialty Products & Insulation Co. ("SPI"); Centin, LLC; and Spacecon,LLC. Commercial Interior Builders, Inc. has been inactive since December 31, 1992 and was merged into ACandS, Inc., with ACandS surviving the merger, effective as of the close of business on September 30, 1996. Through ACandS Contracting Ltd., a wholly owned subsidiary of ACandS, Inc., the Company is engaged in thermal insulation contracting in Canada. In 1998, 58% of total revenues were derived from the distribution unit and 42% were the result of specialty contracting operations. These percentages are reflective of a trend over the past several years, wherein distribution has been a growing part of the Company's business. See Note 17 to the accompanying financial statements for supplemental data on the Company's segments. On December 31, 1998, the spin-off of SPI to the Irex shareholders was effective. (See Note 2 of the accompanying financial statements.) In 1999, the Company and its wholly owned subsidiaries will continue to operate within the specialty contracting industry.

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

   As of December 31, 1998, the Company had an unbilled contract backlog of $37.0 million as compared to an unbilled contract backlog of $40.5 million on December 31, 1997. A substantial portion of this backlog can reasonably be expected to be installed during 1999, since the average life cycle of the Company's projects is less than a year. During the past five years, beginning backlog ranged from 30% to 40% of contract revenues during the ensuing year.

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


Item 2.  Properties

   The Company owns three properties in Lancaster, Pennsylvania. One is used as the Company's general offices, a two-story brick building containing 21,000 square feet of space. A second is primarily used for general office parking. The third consists mainly of a 29,000 square foot warehouse and shop facility which is leased by Specialty Products & Insulation Co.

   All of the remaining offices and warehouses of the Company are leased at various locations throughout the United States and Canada. Some regional and area offices share facilities at the same location After the spin-off of SPI, there are 37 leased regional, area and branch offices in the United States and two offices in Canada.

   The Company also owns construction tools, light trucks, and such related equipment as required by its undertakings, all of which are considered to be in good working order and none of which is subject to any major encumbrances. Most of the automotive fleet has been converted to an operating lease arrangement with cancelable lease terms of up to five years.


Item 3.  Legal Proceedings

   The Company's ACandS, Inc. subsidiary is one of a number of defendants in pending lawsuits filed by approximately 118,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business. ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others.

   During 1998, ACandS was served with cases involving 33,154 individual plaintiffs. In 1997, ACandS was served with cases involving 31,489 individual plaintiffs. There were 37,777 new plaintiffs in 1996; 44,904 new plaintiffs in 1995, and 18,122 new plaintiffs in 1994. The filing of multiple asbestos-related bodily injury claims against ACandS began in approximately 1978/1979, but new filings in any single year did not exceed 16,000 until 1993.

   The bulk of the litigation against ACandS is centered in a relatively small number of jurisdictions. In 1998, over 60 percent of new claims filed against ACandS came from Ohio, Texas and Mississippi. Over 80 percent were filed in these three states together with New York, Maryland and West Virginia. These jurisdictions have consistently produced heavy filings in recent years. It would appear that court rules and rulings favorable to claimants in these states encourage the filing of asbestos-related lawsuits.

   The great majority of the filings are apparently the result of screenings and other mass solicitation efforts. The lawsuits which result from such efforts are often filed with little investigation as to whether the claimants had any causative exposure to asbestos-containing products associated with any particular defendant. As the scope of the screening programs has increased, the degree of illness of the claimants seems to have diminished.

   Since the beginning of 1981, approximately 177,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. ACandS's average cost for resolving those claims has been low. Over half of the claims were closed without any liability payment by ACandS. In recent years, however, the courts in many states have given priority to the resolution of more serious cases, such as claims by individuals diagnosed with mesothelioma, a cancer of the lining of the lung. This has resulted in some large settlements of individual claims in states such as New York and Maryland. In addition, the litigation risk in jurisdictions which are difficult for defendants had lead ACandS to block settle large numbers of claims in Texas, West Virginia and other states.

   Asbestos-related bodily injury cases filed against ACandS in federal court have been transferred since July, 1991 to the United States District Court for the Eastern District of Pennsylvania for coordinated or consolidated pretrial handling. Efforts toward a national solution of the asbestos litigation problem have been undertaken in this multidistrict proceeding, but none has been successful. ACandS is not aware of any serious current effort toward a national solution.

   The defense of the cases pending against ACandS is now being handled by the Travelers Property Casualty Corp. with the participation of other insurers that wrote coverage for ACandS. Virtually all of ACandS's liability and defense costs for these cases are being paid by ACandS's insurance carriers.

   ACandS through final settlement agreements has secured the commitment of a substantial amount of the considerable insurance coverage it has for asbestos-related bodily injury claims. ACandS believes it will secure additional coverage, if needed, from those insurers which have not to date settled with ACandS. Two insurers which wrote significant applicable coverage for ACandS have encountered financial difficulties in recent years, in part because of asbestos and environmental liabilities, but ACandS does not believe these difficulties will affect the adequacy of the coverage available to it.

   It has been more than 25 years since ACandS adopted the policy that it would not resell, use or install asbestos-containing insulation products. Given the length of time since this policy was established, the increased numbers of new claims in the last several years, together with the recent high cost of settling certain individual claims in some jurisdictions, are troubling developments. In addition, the complexity of the asbestos-related disease litigation makes prediction difficult. Nevertheless, ACandS continues to effectively defend asbestos-related bodily injury cases, and anticipates that its average disposition costs will remain low. Management, therefore, believes that ACandS's insurance coverage is adequate to ensure that these actions will not have a material adverse effect on the long-term business or financial position of the company.

   ACandS is one of a number of defendants in three actions by the owners of buildings to recover costs associated with the replacement or treatment of installed asbestos-containing products, one of which is an alleged class action. One hundred and three such cases against ACandS have been dismissed and 17 have been settled. No new building-related cases have been served on ACandS since 1994. ACandS believes that its exposure in the three remaining cases is limited.

   Insurance for the asbestos in building cases is being provided by Travelers Property Casualty Corp. Although that part of the coverage for these cases obtained from policies written by Aetna Casualty and Surety Co. (now part of Travelers) has been provided under a reservation of rights as to the availability and amount of its coverage, necessary insurance payments have been and continue to be made. Based on the rulings to date of courts which have considered the availability of insurance coverage for asbestos in building claims, ACandS does not anticipate significant problems concerning insurance for settled or pending claims. Accordingly, ACandS believes that the asbestos in building claims will not have a material adverse effect on the long-term business or financial condition of the Company.

   From time to time, the Company and its subsidiaries are also parties as both plaintiff and defendant to various claims and litigation arising in the normal course of business, including claims concerning work performed under various contracts. In the opinion of management, claims and litigation resulting in the normal course of business, will not materially affect the Company's long-term business, financial position or results of operations.


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

                              High Bid        Low Bid

   1997     1st Quarter        22 - 1/4        20 - 3/4
            2nd Quarter        25 - 1/4           22
            3rd Quarter        26 - 3/4           25
            4th Quarter        27 - 1/2        26 - 3/4

   1998     1st Quarter        31 - 3/8        27 - 1/2
            2nd Quarter        37 - 1/2           33
            3rd Quarter        37 - 1/2        37 - 1/2
            4th Quarter           46           37 - 1/2

   On March 15, 1999, the stock price quotation according to National Quotation Bureau, Inc. was 16.25 bid and 20.25 asked, and there were 320 record holders of the Company's Common Stock. The total number of shares outstanding is 432,202. On December 31, 1998 the spin-off of Specialty Products & Insulation Co., the Company's wholly owned subsidiary, was effective. (See Note 2 of the accompanying financial statements.) The Company has not paid a cash dividend on its Common Stock during the two-year period ended December 31, 1998. In the foreseeable future, the Company does not expect to pay cash dividends on the outstanding common shares at December 31, 1998.


Item 6.  Selected Financial Data

IREX CORPORATION AND SUBSIDIARIES:

   Following is a consolidated summary of operations for the five years ended December 31, 1998. This summary should be read in conjunction with the consolidated financial statements and notes thereto, which are included in Item 8 of this report.

              CONSOLIDATED SUMMARY OF OPERATIONS

                                Year Ended December 31
                       1998       1997      1996      1995       1994
                       (Dollars in thousands, except per share data)

TOTAL REVENUES      $315,119    $278,150  $271,131  $244,441    $240,636
NET INCOME (LOSS)   $  4,211(2) $  2,533  $  2,873  $  1,778(1) $  2,227
PREFERRED STOCK
  DIVIDENDS (3)     $   (979)   $   (980) $   (980) $   (980)   $
(980)
INCOME (LOSS)
  APPLICABLE
  TO COMMON SHARES  $  3,232    $  1,553  $  1,893  $    798    $  1,247
CASH FLOW FROM
  OPERATIONS        $  7,531    $  3,219  $  1,933  $    392    $  2,770
TOTAL ASSETS        $ 57,871    $ 88,545  $ 85,325  $ 81,635    $ 82,560
LONG TERM DEBT (4)  $  ---      $  7,504  $  9,286  $ 12,543    $ 15,800
REDEEMABLE PREFERRED
  STOCK (3)         $ 10,490    $ 10,490  $ 10,490  $ 10,496    $ 10,496
PER COMMON SHARE:
  EARNINGS-BASIC (5)  $ 7.75      $ 4.05    $ 4.80    $ 2.01      $ 3.11
  EARNINGS-DILUTED(5) $ 7.70      $ 4.00    $ 4.76    $ 2.00      $ 3.11
  CASH DIVIDENDS (3)  $  ---      $  ---    $  ---    $  ---      $  ---
  BOOK VALUE          $35.96      $34.59    $30.58    $25.59      $23.14

(1) Includes cumulative effect of accounting change, net of income taxes of $1,377,000 due to change in the method of estimating workers' compensation claims liability.

(2) Includes extraordinary loss on extinguishment of debt, net of income taxes of $311,000.

(3)   See Note 13 to the accompanying consolidated financial statements.

(4)   See Note 11 to the accompanying consolidated financial statements.

(5)   See Note 10 to the accompanying consolidated financial statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The Company reported record net income of $4,211,000 for the year ended December 31, 1998, a 66.2% increase from the $2,533,000 reported for the year ended December 31, 1997. Net income for the year ended December 31, 1996 was $2,873,000. Included in the results for 1998 is an extraordinary loss, net of income taxes, of $331,000 due to early extinguishment of debt as a result of the spin-off of Specialty Products & Insulation Co. (SPI), the Company's distribution subsidiary. (See Note 2 to the accompanying financial statements.) In the following discussion, operating results for the contracting unit are representative of the Company's business exclusive of SPI. Pro forma unaudited statements of income, which give effect to the dividend received from SPI and SPI's repayment of intercompany debt, are presented for the years ended December 31, 1998 and 1997 in Note 2 to the accompanying financial statements. The Company's consolidated balance sheet as of December 31, 1998 does not include the balance sheet of SPI.

   Net income applicable to common shareholders after preferred dividends was $3,232,000 for the year ended December 31, 1998 as compared to $1,553,000 and $1,893,000 for the years ended December 31, 1997 and 1996, respectively. For the year ended December 31, 1998, net income per common share (basic) was $8.54 before the extraordinary loss and the effect of the extraordinary loss was $(0.79) per share. The $8.54 per common share from continuing operations exceeded the Company's previous highest per share amount by $3.64 per share from continuing operations. Net income per common share (basic) was $4.05 and $4.80 for the years ended December 31, 1997 and 1996, respectively.

   Return on average common shareholders' equity, calculated on net income applicable to common stock, was 21.4%, 12.8% and 18.1% for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's return on average assets, calculated on net income, was 4.1% for the year ended December 31, 1998, as compared to 2.9% and 3.4% for years ended December 31, 1997 and 1996, respectively. The return on average equity and return on average assets before the extraordinary loss in 1998 were 23.6% and 4.5%, respectively.

   The Company's former distribution subsidiary achieved double-digit growth in revenues and operating income for the sixth consecutive year. The five acquisitions completed in 1998 continued the momentum begun with two acquisitions during the last quarter of 1997 (see Note 4 to the accompanying financial statements) and reflect a plan of strategic growth on which SPI has embarked. The Company's contracting operations have focused primarily on the quality of services provided to regional markets throughout the U.S. and Canada, with secondary emphasis placed on revenue growth. The result is a streamlined overhead structure that, while contributing significantly to improved operating performance, still allows the contracting group to be attentive to customer needs. Intensive focus on project management and safety initiatives has led to improved margins and cost reductions due to favorable workers' compensation/insurance claims experience. These efforts are in large measure responsible for Contracting's substantially improved profit performance in 1998.

   The following discussion and analysis of results of operations provides additional information on the Company's businesses and should be read in conjunction with the consolidated financial statements and accompanying notes.


Results of Operations:

   The Company and its subsidiaries operate within the specialty contracting industry (Contracting) and the distribution of products related to that industry (Distribution). Total revenues of $315.1 million in 1998 represented a 13.3% increase from the prior year's total revenue of $278.2 million and were 16.2% ahead of the 1996 revenues of $271.1 million. Distribution revenues accounted for 58.2%, 53.8% and 48.3% of total revenues in 1998, 1997 and 1996, respectively. Distribution revenues were $183.3 million, $149.7 million and $131.1 million in 1998, 1997 and 1996, respectively. The rate of growth for distribution revenues rebounded to 22.4% in 1998 after sliding to 14.3% in 1997 from 18.9% in 1996. The growth in 1998 was primarily the result of acquisitions and startup distribution centers. Revenue increases at previously existing centers were offset by reduced export revenues, which primarily consist of sales to domestic exporters. Approximately $5.0 million of the increase in 1997 was attributable to direct export activity and the majority of the remaining increase was attributable to six centers opened in 1997 and 1996, and six acquisitions completed during the two-year period ended December 31, 1997.

   For the year ended December 31, 1998, contracting revenues increased a modest 2.6% after declining in 1997 to their lowest level since 1985. Contracting revenues were $131.8 million, $128.4 million and $140.1 million in 1998, 1997 and 1996, respectively. The Company has seen a recent trend of declining revenues generated by installing insulation in industrial and commercial applications. Deregulation in the power generation industry is one factor which has contributed to this decline. The contracting operations have continued to pursue opportunities outside this core business by providing specialty contracting services for asbestos abatement, lead abatement, interior finish contracting and fire protection.

   Gross profit of $70.0 million in 1998 increased $9.6 million, or 16.0%, from the $60.4 million earned during 1997. The gross profit generated in 1997 was virtually unchanged from the $60.3 million in 1996. Distribution gross profit was $41.6 million, representing a 27.4 % increase over the $32.6 million achieved in 1997 and a 41.2% increase over the $29.4 million reported for 1996. Distribution margins, or gross profit dollars expressed as a percentage of revenues, were 22.7%, 21.8% and 22.5% in 1998, 1997 and 1996, respectively. The margin increase in 1998 is primarily attributable to margin expansion in certain product categories as opposed to change in profit mix between product categories. However, the relative percentage of revenues from products shipped directly from the manufacturers to customers without passing through a distribution center ("direct-ship business") declined. Direct-ship business has historically generated lower margins for Distribution since the associated administrative costs are also lower.

   Gross profit from Contracting increased slightly to $28.4 million in 1998 from $27.7 million in 1997. However, the 1998 result fell 8.4% short of the $30.8 million gross profit achieved in 1996. Contracting margins were 21.6%, 21.6% and 22.0% in 1998, 1997 and 1996, respectively. Competitive bidding to secure lump-sum contracts continues to squeeze margins on new orders while placing a premium on contract execution. The contracting operations have been able to maintain margin levels by focusing on quality of bid preparation, consistent pre-execution planning and aggressive management of direct job costs. In addition, efforts placed on corporate and regional safety initiatives have played a significant role in lowering the number of workers' compensation/insurance claims and ultimately reducing these costs.

   Selling, general and administrative (SG&A) expenses increased 9.7% to $59.2 million for the year ended December 31, 1998. Excluding the pension curtailment gain of $869,000 recorded during the second quarter (see Note 7 to the accompanying financial statements), SG&A expenses were up 11.3% compared to 1997. SG&A expenses were $53.9 million and $53.5 million in 1997 and 1996, respectively. During the third quarter of 1998, the Company expensed $1.1 million related to a previously-announced initial public offering ("IPO") of SPI. Excluding the IPO costs, SG&A expenses within the distribution business grew by $6.6 million in 1998 compared to 1997. The increase is mostly the result of acquisitions, new center openings and expansion of existing facilities. Distribution SG&A expenses increased $2.0 million in 1997 as higher personnel and facility lease expenses due to startup centers were partially offset by a decrease in the provision for losses on accounts receivable.

   SG&A expenses within the contracting operations were $25.0 million, $27.3 million and $29.5 million in 1998, 1997 and 1996, respectively. Contracting has made steady progress in developing an overhead structure that enables it to offer competitively-priced services while maintaining responsiveness to customer needs. The $2.2 million reduction to SG&A expenses in 1997 was mostly attributable to the restructuring undertaken during 1996 by ACandS, Inc., the Company's principal contracting subsidiary (further described in Note 15 to the accompanying financial statements).

   Operating income improved dramatically to $10.9 million in 1998, or approximately 70% more than the $6.4 million earned in 1997 and $4.0 million above the $6.8 million earned in 1996. Operating income expressed as a percentage of revenues was 3.4%, 2.3% and 2.5% for 1998, 1997 and 1996, respectively.


Finance and Liquidity:

    The Company's working capital position remains strong after the spin-of SPI, whose balance sheet is not included in the consolidated balance sheet at December 31, 1998. With the spin-off, the Company will no longer have significant working capital requirements to fund the expansion of the distribution business. Working capital was $27.0 million at December 31, 1998 as compared to $32.3 million at December 31, 1997. Contract backlog was $37.0 million at December 31, 1998.
This level continues a trend of the past few years where secured contract orders turn over more quickly. Generally, backlog for the specialty contracting industry is lower than that of the overall construction industry when measured in terms of the percentage of annual revenues it represents. The Company's relative mix of both the type of work (insulation, abatement, interior contracting, etc.) and the end customer (industrial, commercial, etc.) contribute to this situation. Contract backlog was $40.5 million and $47.6 million at December 31, 1997 and 1996, respectively,

   Capital expenditures of $1.0 million in 1998 were comparable to the $1.2 million in both 1997 and 1996. Capital expenditures for the contracting business were $0.2 million, $0.4 million and $0.5 million in 1998, 1997 and 1996, respectively. Management does not foresee any significant capital expenditures in the near term other than the normal replacement of equipment.

   Total debt outstanding at December 31, 1998 was $0.6 million compared to $17.2 million at December 31, 1997. The Company was able to pay down its outstanding lines of credit as a result of SPI's repayment of intercompany debt at the time of spin off. Total credit facilities as of December 31, 1998 were $22.5 million, of which $14.0 million was available for additional short-term borrowings. Short-term debt was used to provide funding of $3.2 million for the acquisitions made during 1997. Credit lines available continue and will continue to provide adequate flexibility for operations. See Note 11 to the accompanying financial statements for more information on the Company's borrowings.

Preferred Stock Issuance and Dividends:

   During 1992, the Company exchanged 349,864 shares of redeemable preferred stock for an equal number of the Company's outstanding common shares. No shares were redeemed during 1998, and 349,673 preferred shares remain outstanding at December 31, 1998. The common shares exchanged were included in Treasury Stock at December 31, 1998. See
Note 13 to the accompanying financial statements for more information on the Company's redeemable preferred stock.

   Dividends on the preferred stock accrue at an annual rate of $2.80 per share. In the foreseeable future, the Company does not expect to pay cash dividends on the outstanding common shares at December 31, 1998.

Income Taxes:

   The effective tax rate was 46.8% in 1998 compared to 43.7% in 1997 and 41.6% in 1996. The Company's effective tax rate is primarily dependent upon changes in the effective state income tax rate due to the impact of state rate changes on deferred tax assets, as well as changes in the sources of the Company's state taxable income.

   Net deferred income tax assets were $5.7 million at December 31, 1998 compared to $7.6 million at December 31, 1997. The Company has determined that no valuation allowance for the deferred income tax asset is required as of December 31, 1998 and 1997, as the future realization of such tax benefits is considered to be more likely than not through the combination of carryback availability, certain tax-planning strategies that would allow for acceleration of deductible temporary differences to utilize remaining carryback availability and through expected future taxable income. Future taxable income must be approximately $6.3 million in order to realize the portion of deferred tax assets not realizable through carryback availability or tax-planning strategies.

Year 2000 Issue:

   The Company's ability to conduct its day-to-day operations is dependent in part on an integrated software program and data-based system (collectively, the System). The System serves as a critical tool in carrying out functions in several key areas of the business, including contract management, sales, financial reporting and personnel administration.

   The Company has assessed the System with respect to the Year 2000 ("Y2K") issue. The Company believes that all of the relevant System applications are Y2K compliant following the installation of an upgrade to the System software in November 1998. On July 17, 1998, the Company began an outsourcing arrangement under which it contracted to lease AS400 and related data communications services from an off-site provider. Thus, the Company is now operating on mainframe hardware which has been certified as fully Y2K compliant by the off-site provider.

   Additional Y2K work will focus on testing older PCs and on testing for imbedded chip issues in equipment and property that are unrelated to the information technology aspect of business operations ("non-IT systems"). Management may utilize external resources to provide guidance in determining which non-IT systems need to be assessed. Less than $25,000 has been spent to date by the Company on Y2K compliance. The Company projects that additional Y2K compliance costs will not exceed $100,000. These costs will be expensed when incurred.

   The Company's most likely worst case scenario for Y2K is widespread failure of external systems on which the Company relies, such as telephone and heat. Such failures could materially lower the volume of the Company's revenues until these failures are corrected. The Company has sent questionnaires to major suppliers requesting information on their Y2K compliance. Responses received to date indicate no interruption of service, but not all responses have been received. Customers have not yet been surveyed concerning Y2K readiness. The Company believes that any Y2K problems encountered with suppliers and customers can be resolved through substitution of vendors, or through reliance on manual systems. The Company has not developed a contingency plan which addresses how the most reasonable likely worst case scenarios would be handled.

   (a)   Quantitative and Qualitative Disclosures Regarding Market Risk:

         The Company is subject to market risk associated with changes in interest rates. The Company has not entered into any derivative financial instruments to manage the above risks and the Company has not entered into any market risk sensitive instruments for trading purposes. The Company's debt consists of working capital lines of credit, with various banks, having interest rates that float based on market rates. Therefore, the outstanding balances recorded on the balance sheet at December 31, 1998 approximate fair value. These lines of credit are renegotiated annually.


Item 8.  Financial Statements and Supplementary Data

     1.   Irex Corporation and Subsidiaries:

         (a)  Report of Independent Public Accountants

         (b)  Consolidated Balance Sheets -- December 31, 1998 and 1997

         (c) Consolidated Statements of Income for the Three Years Ended December 31, 1998, 1997 and 1996
         (d) Consolidated Statements of Shareholders' Investment for the Three Years Ended December 31, 1998, 1997 and 1996

         (e) Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1998, 1997 and 1996

         (f) Notes to Consolidated Financial Statements -- December 31, 1998, 1997 and 1996

         (g)  Schedules:
              II - Valuation and Qualifying Accounts for the Three Years Ended December 31, 1998, 1997 and 1996

             All other schedules are omitted as not applicable because the required matter or conditions are not present.


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and Board of
Directors, Irex Corporation:

We have audited the accompanying consolidated balance sheets of Irex Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Irex Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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



Lancaster, Pennsylvania
 February 24, 1999




               IREX CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS

                                                          December 31
     ASSETS                                          1998            1997

CURRENT ASSETS:
  Cash and cash equivalents (Note 7)             $10,485,000    $   374,000
  Receivables, less reserves of $399,000 in
    1998 and $809,000 in 1997                     29,719,000     54,835,000
  Inventories of materials and supplies, at the
    lower of cost (first-in, first-out) or market 512,000 6,138,000 Actual costs and estimated earnings on contracts in process in excess of
    billings (Notes 1 and 3)                       3,750,000      4,421,000
  Prepaid income taxes (Note 5)                    2,398,000        225,000
  Other prepaid expenses                             194,000        733,000
  Deferred income taxes (Notes 1 and 5)            2,543,000      4,391,000

    Total current assets                          49,601,000     81,117,000


PROPERTY AND EQUIPMENT,
  at cost (Note 1):
  Land                                               133,000       158,000
  Buildings and improvements                       1,931,000     3,487,000
  Machinery and equipment                          4,223,000     7,294,000
                                                   6,287,000    10,939,000

  Less - Accumulated depreciation                 (5,288,000)   (7,699,000)

                                                     999,000     3,240,000



NOTE RECEIVABLE (Note 2)                           3,500,000          ---
DEFERRED INCOME TAXES (Notes 1 and 5)              3,147,000     3,170,000

OTHER ASSETS (Note 1)                                624,000     1,018,000


                                                $ 57,871,000  $ 88,545,000




    LIABILITIES AND                                    December 31
  SHAREHOLDERS' INVESTMENT                         1998           1997

CURRENT LIABILITIES:
  Notes payable to banks (Note 11)            $    629,000    $ 17,163,000
  Current portion of long-term debt
     (Note 11)                                       ---         1,876,000
  Accounts payable                               6,649,000      11,563,000
  Billings in excess of actual costs
    and estimated earnings on contracts
    in process (Notes 1 and 3)                   2,647,000       2,797,000
  Accrued workers' compensation
    insurance (Note 1)                           2,342,000       2,604,000
  Accrued liabilities (Note 14)                 10,340,000      12,831,000
      Total current liabilities                 22,607,000      48,834,000

LONG-TERM DEBT, less current
    portion (Note 11)                                 ---        7,504,000

NON-CURRENT LIABILITIES
    (Notes 1 and 16)                             9,246,000       8,644,000

COMMITMENTS AND CONTINGENCIES
    (Note 6)

REDEEMABLE PREFERRED STOCK, $1 par
  value; authorized 2,000,000 shares;
  issued and outstanding 349,673
  shares in 1998 and 1997 (Note 13)             10,490,000      10,490,000

SHAREHOLDERS' INVESTMENT:
  Common stock $1 par value;
    authorized 2,000,000 shares;
    issued 1,028,633shares in 1998
    and 1997; outstanding 431,802
    shares in 1998 and 377,934
    shares in 1997                               1,028,000       1,028,000
  Paid-in surplus                                  537,000         449,000
  Retained earnings                             31,942,000      30,663,000
  Cumulative translation adjustments
    (Note 1)                                      (292,000)       (213,000)
  Notes receivable (Note 9)                       (372,000)          ---
                                                32,843,000      31,927,000

  Treasury stock, 596,831 shares in 1998
    and 650,699 shares in 1997, at cost        (17,315,000)    (18,854,000)

    Total shareholders' investment              15,528,000      13,073,000

                                               $57,871,000     $88,545,000


The accompanying notes are an integral part of these statements.



               IREX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME

                                    Year Ended December 31

                                1998          1997          1996
REVENUES (Note 1):
  Contracting              $131,828,000   $128,401,000  $140,063,000
  Distribution and other    183,291,000    149,749,000   131,068,000

    Total revenues          315,119,000    278,150,000   271,131,000

COST OF REVENUES (Note 1)   245,101,000    217,786,000   210,851,000

  Gross profit               70,018,000     60,364,000    60,280,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES    59,166,000     53,924,000    53,451,000

    Operating income         10,852,000      6,440,000     6,829,000

INTEREST AND DIVIDEND
  INCOME                        139,000         18,000       101,000

INTEREST EXPENSE             (2,447,000)     1,960,000)   (2,007,000)

    Income before
      income taxes            8,544,000      4,498,000     4,923,000

INCOME TAX PROVISION
      (Notes 1 and 5)         4,002,000      1,965,000     2,050,000

NET INCOME BEFORE
  EXTRAORDINARY ITEM          4,542,000      2,533,000     2,873,000

EXTRAORDINARY ITEM - LOSS
  ON DEBT EXTINGUISHMENT (Net
  of Applicable Income Tax
  Benefit of $211,000)
  (Notes 5 and 11)             (331,000)         ---           ---

NET INCOME                  $ 4,211,000    $ 2,533,000   $ 2,873,000

  Dividend requirements
    for Preferred Stock
    (Note 13)                  (979,000)      (980,000)     (980,000)

NET INCOME APPLICABLE
  TO COMMON STOCK           $ 3,232,000    $ 1,553,000   $ 1,893,000

Income per common share -Basic
  Before Extraordinary Item     $  8.54        $  4.05       $  4.80
  Extraordinary Item              (0.79)           ---           ---

  Net Income                    $  7.75        $  4.05       $  4.80

Income per common share - Diluted
  Before Extraordinary Item     $  8.49        $  4.00       $  4.76
  Extraordinary Item              (0.79)           ---           ---

  Net Income                    $  7.70        $  4.00       $  4.76


 The accompanying notes are an integral part of these statements.



                                  IREX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

                                                      Cumulative
                      Common     Paid-In   Retained   Translation   Treasury       Notes     Comprehensive
                       Stock     Surplus   Earnings   Adjustments     Stock      Receivable     Income
BALANCE,
 JANUARY 1, 1996    $1,028,000  $465,000  $27,217,000  $(158,000) $(18,474,000)     $ ---

  Net income             ---       ---      2,873,000      ---           ---          ---     $2,873,000
  Cash dividends on
   preferred stock       ---       ---       (980,000)     ---           ---          ---        ---
  Translation
   adjustments           ---       ---          ---       (7,000)        ---          ---         (7,000)
  Exercise of
    stock options        ---      (6,000)       ---        ---          15,000        ---        ---
  Repurchase of
    common stock         ---       ---          ---        ---        (187,000)       ---        ---

  Comprehensive income                                                                        $2,866,000

BALANCE,
  DECEMBER 31, 1996  1,028,000   459,000   29,110,000   (165,000)  (18,646,000)       ---

   Net income            ---       ---      2,533,000      ---           ---          ---     $2,533,000
   Cash dividends on
    preferred stock      ---       ---       (980,000)     ---           ---          ---        ---
   Translation
    adjustments          ---       ---          ---      (48,000)        ---          ---        (48,000)
  Issuance of
    common stock         ---     (10,000)       ---        ---          57,000        ---        ---
  Repurchase of
    common stock         ---       ---          ---        ---        (265,000)       ---        ---
  Comprehensive income                                                                        $2,485,000

BALANCE,
  DECEMBER 31, 1997  1,028,000   449,000   30,663,000   (213,000)  (18,854,000)       ---

  Net income             ---       ---      4,211,000      ---           ---          ---     $4,211,000
  Cash dividends on
    preferred stock      ---       ---       (979,000)     ---           ---          ---        ---
  Translation
    adjustments          ---       ---          ---      (79,000)        ---          ---        (79,000)
  Exercise of
    stock options        ---     (35,000)    (249,000)     ---       1,634,000        ---        ---
  Tax benefit on
    stock options
    exercised            ---     123,000        ---        ---           ---          ---        ---
  Repurchase of
    common stock         ---       ---          ---        ---         (95,000)       ---        ---
  Notes receivable
    for share sold       ---       ---          ---        ---           ---       (372,000)     ---
  Spin-off of
    subsidiary
     (Note 2)            ---       ---     (1,704,000)     ---           ---          ---        ---

  Comprehensive income                                                                        $4,132,000
BALANCE,
 DECEMBER 31, 1998  $1,028,000  $537,000  $31,942,000  $(292,000) $(17,315,000)    $(372,000)


The accompanying notes are an integral part of these statements.



                  IREX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Year Ended December 31
                                 1998         1997          1996
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income                $ 4,211,000   $ 2,533,000   $ 2,873,000
  Reconciliation of net
   income to net cash
   provided by operating
   activities-
    Extraordinary loss on
     extinguishment of debt,
     net of tax benefit          331,000        ---           ---
    Depreciation and
     amortization              1,524,000    1,236,000     1,195,000
    Deferred income tax
     provision (benefit)         809,000      623,000       114,000
    Provision for losses on
     accounts receivable       1,254,000       83,000     1,164,000
    (Gain) loss on sale
     of assets                   (79,000)      18,000       (26,000)
  (Increase) decrease in assets-
    Receivables               (7,680,000)    (133,000)   (3,045,000)
    Inventories                 (831,000)    (667,000)   (1,684,000)
    Actual costs and estimated
     earnings on contracts
     in process in excess of
     billings, net               521,000      720,000      (215,000)
    Prepaid income taxes        (680,000)    (181,000)      303,000
    Other prepaid expenses      (409,000)     242,000      (338,000)
  Increase (decrease) in
   liabilities-
    Accounts payable           6,057,000     (172,000)    2,453,000
    Accrued income taxes           ---       (198,000)      198,000
    Accrued liabilities and
     other liabilities         2,503,000     (885,000)   (1,059,000)
       Net cash provided by
        operating activities   7,531,000    3,219,000     1,933,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property
   and equipment                (964,000)  (1,179,000)   (1,201,000)
  Proceeds from sales of
   property and equipment        489,000       90,000       226,000
  Acquisitions of certain
   businesses, net of cash acquired
  Assets, net of liabilities
   assumed                    (7,167,000)  (2,523,000)     (120,000)
  Intangibles                 (2,531,000)    (930,000)      (60,000)
  (Increase) decrease in
    other assets                 (69,000)     (96,000)       12,000
      Net cash used for
        investing activities (10,242,000)  (4,638,000)   (1,143,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments on) borrowings from
   revolving lines of credit (17,866,000)   6,055,000     3,413,000
  Payments on long-term debt  (9,572,000)  (3,257,000)   (3,257,000)
  Dividends paid                (979,000)    (980,000)     (980,000)
  Reissuance of common stock   1,101,000       47,000         9,000
  Repurchase of common stock     (95,000)    (265,000)     (187,000)
  Repurchase of preferred stock    ---          ---          (6,000)
  Dividend received in
    spin-off transaction       7,000,000        ---           ---
 Repayment of
    intercompany debt
    in spin-off transaction   34,275,000        ---           ---
  Cash transferred in
    spin-off transaction           ---          ---           ---
       Net cash provided by
        (used for)financing
         activities           12,822,000    1,600,000    (1,008,000)

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS   10,111,000      181,000      (218,000)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR              374,000      193,000       411,000
CASH AND CASH EQUIVALENTS,
  END OF YEAR                $10,485,000   $  374,000    $  193,000


The accompanying notes are an integral part of these statements.




                       IREX CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998, 1997 AND 1996


1.  PRINCIPLES OF CONSOLIDATION AND ACCOUNTING POLICIES:

    The following summarizes the significant accounting policies employed by Irex Corporation (the Company) and subsidiaries.


Principles of Consolidation:

    The consolidated financial statements include the accounts of Irex Corporation and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 1997 items have been reclassified to conform with 1998 presentation. As a result of the spin-off discussed in Note 2, the consolidated balance sheet at December 31, 1998 does not include the balance sheet of Specialty Products & Insulation Co.

    In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," gains and losses resulting from foreign currency transactions during the year are included in operating results, while gains and losses resulting from translation of the financial statements of the Company's Canadian subsidiary at the end of the year are reflected as cumulative translation adjustments in shareholders' investment. Foreign currency transaction gains and losses in 1998, 1997 and 1996 were not material.

    On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income, as defined by SFAS 130, is the total of net income and all other non-owner changes in equity. The cumulative translation adjustments shown on the consolidated statements of shareholders' investment represent the total difference between net income and comprehensive income.


Estimates and Assumptions:

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


Methods of Accounting for Revenues:

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


Reserves for Certain Self-Insured Business Risks:

    The Company is self-insured against a portion of its workers' compensation and other insurance risks. The process of determining reserve requirements for losses within its self-insured retention limits utilizes historical trends, involves an evaluation of claim frequency, severity and other factors and also includes the effect of future inflation.

    The Company measures the estimated liability for workers' compensation claims employing actuarial assumptions to discount to present value the estimated future payments for these claims, using a risk-free interest rate. The Company believes this method is preferable because it more accurately reflects the current impact on its financial condition of the future cash outflows.

    At December 31, 1998 and 1997, the estimated undiscounted liability for workers' compensation claims was $7,352,000 and $9,346,000, respectively. The present value of such claims was $5,795,000 and $7,695,000, using a weighted average discount rate of 6.18% and 6.66%, respectively.

    The expected future payments as of December 31, 1998, on an undiscounted basis, are as follows:

               1999                  1,643,000
               2000                  1,209,000
               2001                    857,000
               2002                    709,000
               2003                    537,000
               2004 and thereafter   2,397,000

                                   $ 7,352,000


Income Taxes:

    Deferred income taxes are not provided on the undistributed earnings of the Company's Canadian subsidiary since taxes payable upon distribution, net of foreign tax credits, are not expected to be significant. At December 31, 1998, the cumulative amount of such undistributed earnings was $1,815,000.


Property and Equipment:

    Property and equipment are depreciated using principally the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed as incurred.

          Classification:             Estimated Useful Lives:

          Buildings                       15 to 30 years
          Leasehold improvements           3 to 10 years
          Machinery and equipment          3 to  7 years


Other Assets:

    For the year ended December 31, 1998, other assets consist of prepaid pension cost as a result of the curtailment discussed in Note 8. For the year ended December 31, 1997, other assets primarily consist of goodwill. Goodwill, which represents the excess of cost over fair value of the net assets of acquired businesses, is amortized on a straight-line basis principally over 15 years in the Company's consolidated statements of income. Goodwill amortization was $247,000 for the year ended December 31, 1998; it did not have a material effect on operating results for the year ended December 31, 1997. As a result of the spin-off of the Company's distribution subsidiary (see Note 2), the consolidated balance sheet at December 31, 1998 does not include goodwill.


Non-Current Liabilities:

    Other long-term liabilities consist of the non-current portions of workers' compensation, insurance and postretirement benefit liabilities.


Concentration of Business:

    The Company and its subsidiaries operate within the specialty contracting industry and the distribution of products related to that industry. Subsequent to the spin-off of its distribution subsidiary (see Note 2), the Company continues to operate only within the specialty contracting industry.

    For the years ended December 31, 1998, 1997 and 1996, no one customer accounted for more than 10% of revenues. The Company's contracting and distribution businesses purchase materials for use in contracts or resale from a limited number of major suppliers. Such concentration is normal for the industry and does not present an unreasonable risk or vulnerability to the Company. Based on completed contracts, approximately 28% of contracting revenues were derived from the power generation industry during the three-year period ended December 31, 1998. Management believes this concentration does not represent an unusual risk as contracts are widely dispersed by geography and customer.


2.  SPIN-OFF OF SUBSIDIARY:

    On January 19, 1998, Company announced its intention to spin off one of its subsidiaries, Specialty Products & Insulation Co. (SPI). The Company's Board of Directors (the Board), at its February 26, 1998 meeting, approved in principle the proposed transaction in which shareholders of Irex common stock would receive a dividend of SPI common stock through a pro rata distribution of 100% of SPI's capital stock (the Distribution). On December 16, 1998, the Board granted final approval of the spin-off to the Irex shareholders of all the common stock of SPI (the Spin-off).

    The Spin-off was effected on December 31, 1998 (the Closing Date) through the Distribution to the Company shareholders of record at the close of business on December 28, 1998. SPI distributed these shares on the basis of one share of SPI Stock for every fifty Irex shares held. SPI did not issue certificates for fractional shares in the distribution. Instead, it canceled such shares and issued cash in lieu of fractional shares at a rate of $2,698.09 per SPI share. No consideration was paid by the Irex shareholders for shares of SPI Stock.

    The Company received an opinion of counsel to the effect that the Distribution is not taxable to Irex and its shareholders for federal income tax purposes. However, cash paid in lieu of fractional shares of SPI Stock is taxable to the shareholders.

    Immediately prior to the Spin-off, SPI declared a dividend of $10.5 million, which was paid to the Company as the sole shareholder of SPI. The dividend was paid by means of $7.0 million in cash and $3.5 million of junior subordinated notes of SPI. The pay-in-kind notes bear interest at 10.5% and mature April 1, 2003. At the Closing Date, immediately prior to the Distribution, total assets of SPI were $66.3 million and total liabilities were $64.6 million. The net investment of the Company in SPI was $1.7 million at the Closing Date, immediately prior to the Distribution. The transaction was treated as a non-cash transaction in the accompanying consolidated financial statements. Additionally, SPI repaid intercompany debt in the amount of $34.3 million immediately after the Spin-off.

    On the Closing Date, immediately following the Distribution, Evercore Capital Partners L.P., Evercore Capital Partners (NQ) L.P. and Evercore Capital Offshore Partners L.P. (collectively, Evercore), invested approximately $15.4 million in SPI in exchange for 7,113 shares of newly-issued SPI Common Stock at the purchase price of $2,158.46 per share. In addition, certain officers of SPI acquired 109 shares of newly-issued Common Stock. As a result of the Distribution and subsequent new investment, approximately 55% of SPI's Common Stock is owned by Irex shareholders and by SPI's management, and approximately 45% is owned by Evercore.

    As a result of the Spin-off, SPI is now a separate company, primarily concentrating on specialty product distribution/fabrication in the construction industry. The Company and its wholly owned subsidiaries will continue to operate within the specialty contracting industry.

    The following pro forma unaudited condensed consolidated statements of income give effect to the Spin-off of SPI, and are presented as if the Spin-off had occurred as of January 1, 1997.

    The "Pro Forma" amounts represent the pro forma results of operations of the Company after giving effect to the dividend received from SPI and SPI's repayment of intercompany debt immediately after the Spin-off and the elimination of operating results attributable to SPI for the periods presented. The pro forma unaudited condensed consolidated statements of income may not be indicative of the results that would have been obtained had the Spin-off actually occurred on the date assumed nor is it necessarily indicative of the future consolidated results of operations. The Company's consolidated balance sheet at December 31, 1998 does not include the balance sheet of SPI.



                    IREX CORPORATION AND SUBSIDIARIES
     PRO FORMA UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998


                                          UNAUDITED
                                          PRO FORMA    UNAUDITED
                             HISTORICAL  ADJUSTMENTS   PRO FORMA
                    (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

REVENUES                    $ 315,119  ($ 182,924)(a)  $ 132,195

COST OF REVENUES              245,101    (140,121)(a)    104,980

  Gross Profit                 70,018     (42,803)        27,215

SELLING, GENERAL, AND
  ADMINISTRATIVE EXPENSES      59,166     (34,660)(b)     24,506

  Operating income             10,852      (8,143)         2,709

INTEREST EXPENSE - NET          2,308      (2,308) (c)      ---

  Income before income taxes    8,544      (5,835)         2,709

INCOME TAX PROVISION            4,002      (2,392)         1,610

NET INCOME BEFORE
   EXTRAORDINARY ITEM       $   4,542   $  (3,443)     $   1,099

  Dividend requirements
   for preferred stock           (979)       ---            (979)

NET INCOME BEFORE
  EXTRAORDINARY ITEM
  APPLICABLE TO COMMON
  STOCK                     $   3,563   $  (3,443)     $     120

Average common shares
  outstanding - Basic         417,163                     417,163

Effect of stock options
  issued to employees
  and directors                 2,467                       2,467
Average common shares
  outstanding-Diluted         419,630                     419,630
Income before
  extraordinary item
  per common share - Basic     $ 8.54                      $ 0.29

Income before
  extraordinary item
  per common share - Diluted   $ 8.49                      $ 0.29




                 IREX CORPORATION AND SUBSIDIARIES
    PRO FORMA UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
            FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997

                                          UNAUDITED
                                          PRO FORMA     UNAUDITED
                             HISTORICAL  ADJUSTMENTS    PRO FORMA
                            (IN THOUSANDS EXCEPT SHARE AND PER SHARE
AMOUNTS)

REVENUES                     $ 278,150   ($149,042)(a)  $ 129,108

COST OF REVENUES               217,786    (114,946)(a)    102,840

  Gross Profit                  60,364     (34,096)        26,268

SELLING, GENERAL, AND
   ADMINISTRATIVE EXPENSES      53,924     (25,971)(b)     27,953

  Operating income (loss)        6,440      (8,125)        (1,685)

INTEREST EXPENSE - NET           1,942      (1,942)(c)       ---

  Income (loss)
   before income taxes           4,498      (6,183)        (1,685)

INCOME TAX PROVISION
  (BENEFIT)                      1,965      (2,529)          (564)

NET INCOME (LOSS)            $   2,533      (3,654)     $  (1,121)

   Dividend requirements
    for preferred stock           (980)      ---             (980)

NET INCOME (LOSS)
  APPLICABLE
  TO COMMON STOCK            $   1,553    $ (3,654)      $ (2,101)

Average common shares
  outstanding - Basic          383,859                     383,859

Effect of stock options
  issued to employees
  and directors                  4,683

Average common shares
  outstanding - Diluted        388,542

Income (loss) per common
  share - Basic                $  4.05                    $  (5.47)

Income (loss) per common
  share - Diluted              $  4.00                    $  (5.47)


   (a) This adjustment includes only SPI's activity with respect to third parties because intercompany sales and costs were eliminated in the Company's consolidated financial statements. SPI's net sales to affiliates were approximately $6.5 million and $9.3 million for the twelve months ended December 31, 1998 and 1997, respectively.

   (b) This adjustment includes the elimination of the estimated costs, $206,000 in 1998 and approximately $830,000 in 1997, associated with Irex corporate personnel who became employees of SPI during March and April of 1998. The amount also reflects fee income from the computer services agreement under which SPI will pay a fee, approximating $610,000 in 1998 and 1997, to continue utilizing Irex's computer hardware, software and systems personnel for a period of three years. SPI has the option to terminate the computer services agreement after 18 months by notifying Irex six months prior to the date of termination.

   (c) This adjustment reflects the repayment of the Company's long-term debt and paydown of its borrowings under short-term credit facilities with funds received from SPI immediately after the Spin-off.


3.  CONTRACTS IN PROCESS:

   Contracts in process as of December 31, 1998 and 1997 are comprised of the following elements:

                                       1998            1997

   Costs and estimated earnings
      on uncompleted contracts     $ 73,683,000    $ 87,161,000

   Less:  Billings on
     uncompleted contracts          (72,580,000)    (85,537,000)

         Net                       $  1,103,000    $  1,624,000


   Contracts in process as of December 31, 1998 and 1997 are reflected in the accompanying balance sheets under the following captions:

                                        1998            1997
   Actual costs and estimated
    earnings on contracts in
    process in excess of billings $  3,750,000     $  4,421,000

   Billings in excess of actual
    costs and estimated earnings
    on contracts in process         (2,647,000)      (2,797,000)

                                  $  1,103,000     $  1,624,000

    Actual costs incurred on contracts in process in excess of billings includes contract costs attributable to claims in the amount of $75,000 at December 31, 1998 and 1997. Contract costs related to claims are carried at the lower of actual costs incurred or estimated net realizable value.


4. ACQUISITIONS

    The Company completed five acquisitions during 1998 for cash consideration and debt issued of approximately $9.7 million (plus the assumption of $1.9 million of debt). The acquisitions included the stock of two companies and certain assets of three additional companies, all of which are primarily engaged in the distribution business.

    The Company completed three acquisitions during 1997 for cash consideration of approximately $3.5 million. The acquisitions included the stock of one company and certain assets of two additional companies, all of which are primarily engaged in the distribution business.

    The acquisitions were accounted for using the purchase method of accounting, and the financial statements reflect the results of operations and cash flows of the operations from the dates of acquisitions. Had the acquisitions occurred at the beginning of the periods presented, revenues and operating income would not have been materially different from reported results.

    The Company's distribution subsidiary completed the above acquisitions prior to the spin-off described in Note 2.


5. INCOME TAXES:

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

                                       1998            1997

  Insurance reserves               $ 5,521,000     $ 6,470,000
  Bad debt reserves                    133,000         305,000
  Uniform cost capitalization
    on inventories                      26,000         477,000
  Pension and other benefits             7,000         352,000
  Contracts                             54,000          97,000
  Other                                (51,000)       (140,000)
                                   $ 5,690,000     $ 7,561,000

    The Company has determined that no valuation allowance for the deferred tax asset is required as of December 31, 1998 and 1997, as the future realization of such tax benefits is considered to be more likely than not through the combination of carryback availability, certain tax planning strategies that would allow for acceleration of deductible temporary differences to utilize remaining carryback availability and through expected future taxable income.


Income before income taxes is comprised of the following components:

                           1998          1997          1996

   Domestic            $ 7,444,000   $ 4,390,000   $ 4,809,000
   Foreign               1,100,000       108,000       114,000
                       $ 8,544,000   $ 4,498,000   $ 4,923,000

Income tax provision consists of:

                            1998         1997          1996
   Currently payable:
     Federal           $ 2,473,000   $ 1,028,000   $ 1,749,000
     State                 170,000       260,000       130,000
     Foreign               550,000        54,000        57,000

      Total currently
       payable           3,193,000     1,342,000     1,936,000

   Deferred:
     Federal               99,000        602,000       (67,000)
     State                710,000         21,000       181,000

      Total deferred      809,000        623,000       114,000

   Total               $4,002,000(1) $ 1,965,000   $ 2,050,000


   (1) Excludes benefit of $211,000 from the extraordinary loss incurred as a result of the early extinguishment of long-term debt (see
Note 11).


    The effective income tax rate is different from the statutory
Federal income tax rate as indicated below:

                                       1998    1997    1996

  Statutory federal income tax rate    34.0%   34.0%   34.0%
  State income taxes ($880,000,
    $281,000 and $311,000), net
    of federal benefit                  6.8     4.1     4.2
  Meals and entertainment
    (50% disallowance)                  2.4     4.5     3.1
  Effects of foreign taxes              2.1     0.4     0.4
  Other, net                            1.5     0.7    (0.1)

      Effective income tax rate        46.8%   43.7%   41.6%

    The changes in the effective state income tax rate are due to the impact of state rate changes on deferred tax assets, as well as changes in the sources of the Company's state taxable income.



6.  CLAIMS AND CONTINGENCIES:

   The Company's ACandS, Inc. subsidiary is one of a number of defendants in pending lawsuits filed by approximately 118,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business. ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others.

   During 1998, ACandS was served with cases involving 33,154 individual plaintiffs. In 1997, ACandS was served with cases involving 31,489 individual plaintiffs. There were 37,777 new plaintiffs in 1996; 44,904 new plaintiffs in 1995, and 18,122 new plaintiffs in 1994. The filing of multiple asbestos-related bodily injury claims against ACandS began in approximately 1978/1979, but new filings in any single year did not exceed 16,000 until 1993.

   The bulk of the litigation against ACandS is centered in a relatively small number of jurisdictions. In 1998, over 60 percent of new claims filed against ACandS came from Ohio, Texas and Mississippi. Over 80 percent were filed in these three states together with New York, Maryland and West Virginia. These jurisdictions have consistently produced heavy filings in recent years. It would appear that court rules and rulings favorable to claimants in these states encourage the filing of asbestos-related lawsuits.

   The great majority of the filings are apparently the result of screenings and other mass solicitation efforts. The lawsuits which result from such efforts are often filed with little investigation as to whether the claimants had any causative exposure to asbestos-containing products associated with any particular defendant. As the scope of the screening programs has increased, the degree of illness of the claimants seems to have diminished.

   Since the beginning of 1981, approximately 177,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. ACandS's average cost for resolving those claims has been low. Over half of the claims were closed without any liability payment by ACandS. In recent years, however, the courts in many states have given priority to the resolution of more serious cases, such as claims by individuals diagnosed with mesothelioma, a cancer of the lining of the lung. This has resulted in some large settlements of individual claims in states such as New York and Maryland. In addition, the litigation risk in jurisdictions which are difficult for defendants had lead ACandS to block settle large numbers of claims in Texas, West Virginia and other states.

   Asbestos-related bodily injury cases filed against ACandS in federal court have been transferred since July, 1991 to the United States District Court for the Eastern District of Pennsylvania for coordinated or consolidated pretrial handling. Efforts toward a national solution of the asbestos litigation problem have been undertaken in this multidistrict proceeding, but none has been successful. ACandS is not aware of any serious current effort toward a national solution.

   The defense of the cases pending against ACandS is now being handled by the Travelers Property Casualty Corp. with the participation of other insurers that wrote coverage for ACandS. Virtually all of ACandS's liability and defense costs for these cases are being paid by ACandS's insurance carriers.

   ACandS through final settlement agreements has secured the commitment of a substantial amount of the considerable insurance coverage it has for asbestos-related bodily injury claims. ACandS believes it will secure additional coverage, if needed, from those insurers which have not to date settled with ACandS. Two insurers which wrote significant applicable coverage for ACandS have encountered financial difficulties in recent years, in part because of asbestos and environmental liabilities, but ACandS does not believe these difficulties will affect the adequacy of the coverage available to it.

   It has been more than 25 years since ACandS adopted the policy that it would not resell, use or install asbestos-containing insulation products. Given the length of time since this policy was established, the increased numbers of new claims in the last several years, together with the recent high cost of settling certain individual claims in some jurisdictions, are troubling developments. In addition, the complexity of the asbestos-related disease litigation makes prediction difficult. Nevertheless, ACandS continues to effectively defend asbestos-related bodily injury cases, and anticipates that its average disposition costs will remain low. Management, therefore, believes that ACandS's insurance coverage is adequate to ensure that these actions will not have a material adverse effect on the long-term business or financial position of the company.

   ACandS is one of a number of defendants in three actions by the owners of buildings to recover costs associated with the replacement or treatment of installed asbestos-containing products, one of which is an alleged class action. One hundred and three such cases against ACandS have been dismissed and 17 have been settled. No new building-related cases have been served on ACandS since 1994. ACandS believes that its exposure in the three remaining cases is limited.

   Insurance for the asbestos in building cases is being provided by Travelers Property Casualty Corp. Although that part of the coverage for these cases obtained from policies written by Aetna Casualty and Surety Co. (now part of Travelers) has been provided under a reservation of rights as to the availability and amount of its coverage, necessary insurance payments have been and continue to be made. Based on the rulings to date of courts which have considered the availability of insurance coverage for asbestos in building claims, ACandS does not anticipate significant problems concerning insurance for settled or pending claims. Accordingly, ACandS believes that the asbestos in building claims will not have a material adverse effect on the long-term business or financial condition of the Company.

   From time to time, the Company and its subsidiaries are also parties as both plaintiff and defendant to various claims and litigation arising in the normal course of business, including claims concerning work performed under various contracts. In the opinion of management, claims and litigation resulting in the normal course of business, will not materially affect the Company's long-term business, financial position or results of operations.



7.  CONSOLIDATED STATEMENTS OF CASH FLOWS:

   The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The effect of changes in foreign exchange rates on cash balances in 1998, 1997 and 1996 was not material.

   The Company's income tax and interest payments are summarized below:

                           1998          1997          1996

   Income taxes
    (net of refunds)   $ 3,560,000   $ 1,708,000   $ 1,548,000
   Interest            $ 3,013,000   $ 2,005,000   $ 2,054,000



8.  EMPLOYEE BENEFIT PLANS:

Defined Benefit Pension Plan:

   The Company and its subsidiaries have a defined benefit pension plan covering substantially all of their salaried employees. The benefits under the plan are based on years of service and salary levels. The Company's policy is to fund pension costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

   The Company's Board of Directors ("Board") adopted a resolution to amend the defined benefit pension plan effective May 1, 1998. The amendment suspends the plan, thereby freezing the accrued benefits of all plan participants and discontinuing future benefit accruals. Under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," freezing the benefits resulted in the recognition of a curtailment gain of $869,000 in 1998 for the decrease in the Company's benefit obligation. The gain was reported in the Company's consolidated statement of income as a reduction to selling, general and administrative expenses.

   Actuarially computed net pension expense includes the following components:

                                     1998         1997         1996
   Service cost-benefits earned
     during the period            $ 185,000   $  517,000   $  608,000

   Interest cost on projected
     benefit obligation             573,000      551,000      524,000

   Expected return on plan assets  (614,000)    (631,000)    (532,000)

   Amortization of prior
    service cost                     (3,000)      (8,000)      (8,000)

   Recognized net actuarial
    (gain) loss                     (20,000)     (33,000)      18,000

   Effect of curtailment gain      (869,000)       ---          ---

   Net pension expense            $(748,000)    $396,000     $ 610,000


   The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1998 and 1997:

                                            1998          1997
Change in projected benefit obligation:
 Projected benefit obligation
   at beginning of year                 $ 8,760,000   $ 7,698,000
    Service cost                            185,000       517,000
    Interest cost                           573,000       551,000
    Benefit payments                       (286,000)     (244,000)
    Actuarial loss                        3,651,000       238,000
 Projected benefit obligation
  before special events                  12,883,000     8,760,000
    Curtailments                         (2,364,000)        ---
 Projected benefit obligation
  at end of year                        $10,519,000   $ 8,760,000

Change in fair value of plan assets:
  Fair value of plan assets
   at beginning of year                 $ 8,759,000   $ 7,547,000
 Employer contributions                     775,000         ---
 Benefit payments                          (428,000)     (356,000)
 Actual return on assets                  1,765,000     1,568,000
Fair value of plan assets
   at end of year                       $10,871,000   $ 8,759,000

Funded status                               352,000        (1,000)
Unrecognized prior service cost               ---        (121,000)
Unrecognized net actuarial loss (gain)      330,000      (719,000)
Prepaid (accrued) benefit cost          $   682,000   $  (841,000)

Assumptions used were:
                                             1998          1997
   Weighted average discount rates           5.75%         7.25%
   Rates of increase in future
     compensation levels                      N/A          5.00%
   Expected long-term rate of
     return on assets                        6.70%         8.50%


   A substantial number of the hourly employees of the Company's subsidiaries are covered by union-sponsored, collectively bargained, multiemployer pension plans. The Company contributed approximately $5,736,000 in 1998, $5,297,000 in 1997 and $6,146,000 in 1996 to such plans. Information is not available from the plans' administrators to permit the Company to determine its share of the unfunded vested benefits of these plans.



Postretirement Benefits Other Than Pensions:

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

   Actuarially computed net periodic postretirement benefit cost included the following components:

                                       1998       1997       1996

   Service cost-benefits earned
      during the period             $   5,000   $  6,000   $  8,000
   Interest cost on accumulated
      postretirement benefit
      obligation                       61,000     68,000     71,000
   Expected return on plan assets       ---        ---       (9,000)
   Amortization of transition
      obligation                       48,000     48,000     48,000
   Recognized net actuarial gain      (26,000)   (30,000)   (28,000)

      Net periodic postretirement
      benefit cost                  $  88,000   $ 92,000   $ 90,000


   The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheet at December 31, 1998 and 1997:

                                         1998         1997
Change in projected benefit obligation:
   Projected benefit obligation
     at beginning of year            $  927,000   $  956,000
      Service cost                        5,000        6,000
      Interest cost                      61,000       68,000
      Benefit payments                 (100,000)    (101,000)
      Actuarial gain                    (10,000)      (2,000)
   Projected benefit obligation
      at end of year                 $  883,000   $  927,000

Change in fair value of plan assets:

   Fair value of plan assets
      at beginning of year                ---     $   51,000
      Employer contributions            100,000       73,000
      Benefit payments                 (100,000)    (126,000)
      Actual return on assets             ---          2,000
   Fair value of plan assets
      at end of year                 $    ---     $    ---

Funded status                          (883,000)    (927,000)
Unrecognized transition obligation      673,000      721,000
Unrecognized net actuarial gain        (272,000)    (289,000)
Accrued benefit cost                 $ (482,000)  $ (495,000)



   For measurement purposes, a 13% annual rate of increase in the per capita cost of covered health care benefits was assumed for calendar 1997; the rate was assumed to decrease to 10% for the years 1998 through 2000, decrease again to 7% in 2001 and remain level thereafter. Due to the provisions of the plan, increasing the assumed health care cost trend rates by one percentage point in each year would not have a significant impact on the accumulated postretirement benefit obligation or the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1998.

   The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6.75% and 7.25% at December 31, 1998 and 1997, respectively.

Other:

   The Company and its subsidiaries have incentive compensation plans covering substantially all of their officers and key employees. Incentive compensation for 1998 was primarily based on after-tax earnings in excess of the cost of capital. For 1997, the Company and each of its subsidiaries used a separate measurement basis to determine incentive compensation. Rate of return on assets, earnings before interest and taxes and after-tax earnings in excess of the cost of capital each served as the basis in one of the various incentive plans. Incentive compensation for 1996 was primarily dependent upon the rate of return on assets of the Company's subsidiaries and their particular district or branch offices and the net income of the Company. Total incentive compensation expense was $3,831,000 for 1998, $2,337,000 for 1997 and $2,621,000 for 1996.

   The Company and its contracting subsidiaries also maintain a defined contribution savings incentive 401(k) plan covering substantially all U.
S. salaried employees. Effective June 1, 1998, the Company's distribution subsidiary created a separate 401(k) plan for its salaried employees. Contributions to the savings incentive plan are based on specified percentages of employee contributions to the plan. Expense for these plans was $835,000 in 1998, $616,000 in 1997 and $726,000 in
1996.

   Prior to May 1, 1998, the Company also maintained an employee stock ownership (ESOP) plan. On this date, however, the Board adopted a resolution which merged the ESOP plan into the 401(k) plan. The resolution stipulates that (a) no future contributions be made to the ESOP, (b) prior ESOP balances become 100 percent vested and (c) account balances be held as a component of the 401(k) plan but no longer be designed to invest primarily in Company securities.

   Contributions to the ESOP plan were discretionary and the Company recorded no expense for the plan in 1998 and 1997. Expense for 1996 was $104,000.


9.  STOCK OPTION PLANS:

   Prior to January 2, 1998, the Company maintained two non-qualified stock option plans providing for the issuance to key employees and outside directors of up to 80,000 options to purchase shares of the Company's common stock. Generally, options outstanding under the Company's stock options plans: (i) are granted at prices which equate to the fair market value of the stock on the date of grant, (ii) vest over periods of one to three years, and (iii) expire ten years subsequent to date of grant.

    On January 2, 1998 the plan applicable to outside directors terminated under the provisions specifying that options be granted January 1 of each year for a five-year period beginning January 1, 1994.


Following is a summary of the status of the number of stock options as of December 31, 1998, 1997, and 1996, and the activity during the year ended on those dates, along with the range of exercise prices for options outstanding at year end:

                            1998          1997             1996
                       Weighted Avg.  Weighted Avg.  Weighted Avg.
                       Shares  Exer.  Shares  Exer.  Shares  Exer.
                               Price          Price         Price

Options Outstanding at
   Beginning of Year    51,850 $23.48   49,350 $23.83   51,350 $24.27
Options Granted          4,000  27.50    8,600  21.88    9,550  22.13
Options Exercised      (55,850) 23.77    ---     ---      (500) 16.25
Options Expired
   or Canceled           ---    ---     (6,100) 24.02  (11,050) 24.77
Options Outstanding
   at End of Year        ---    ---     51,850 $23.48   49,350 $23.83

Range of Exercise Prices of
   Options Outstanding                         $16.125-       $16.125-
                                               $31.00         $31.00

Options Exercisable
     End of Year                 None           41,350         28,100

Options Available
   for Future Grant             23,150          27,150         29,650
Weighted Average Fair Value
   of Options Granted
    During the Year           $  2.63         $  3.79        $   2.88

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

   Had compensation cost for the stock option plans been determined using the fair value method prescribed by SFAS 123, the Company's net income applicable to common stock and net income per common share would approximate the proforma amounts below:

                                      1998         1997        1996

Net Income Applicable to Common Stock
   As reported                      $3,232,000  $1,553,000  $1,893,000
   Proforma                         $3,226,000  $1,534,000  $1,877,000

Net Income Per Common Share
   As reported - Basic                  $ 7.75      $ 4.05      $ 4.80
   As reported - Diluted                $ 7.70      $ 4.00      $ 4.76
   Proforma - Basic                     $ 7.73      $ 4.00      $ 4.76
   Proforma - Diluted                   $ 7.69      $ 3.95      $ 4.72


   The proforma effect of applying SFAS 123 in this disclosure for 1998, 1997 and 1996 is not necessarily representative of the proforma amounts for future years.


   The following tables summarize certain information about stock options outstanding at December 31, 1998, 1997 and 1996:

                   ----Options Outst.-----      ---Options Exer.--
                            Wgtd.    Wgtd.               Wgtd.
                            Avg.     Avg.                Avg.
                     No.   Remain.   Exer.      No.      Exer.
                    Outst.  Life     Price      Exer.    Price

At December 31, 1998
                     None

At December 31, 1997
 $16 to $23         31,750   7.4     $18.72    21,250    $17.13
 $24 to $31         20,100   3.7     $31.00    20,100    $31.00
 $16 to $31         51,850   6.0     $23.48    41,350    $23.87

At December 31, 1996
 $16 to $23         27,250   8.0     $18.01     6,000    $16.19
 $24 to $31         22,100   4.7     $31.00    22,100    $31.00
 $16 to $31         49,350   6.5     $23.83    28,100    $27.84

   The fair value of each option granted during 1998, 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) expected volatility of 17.0% for options granted in 1998, 17.0% and 23.0% for options granted in 1997 and 10.7% for options granted in 1996, (ii) risk-free interest rates of 5.5% for options granted in 1998, 5.6% and 6.1% for options granted in 1997; 5.2% and 5.3% for options granted in 1996; (iii) expected lives of one year and three years, and (iv) no dividend yield.

   During 1998, employees and directors of the Company exercised a total of 37,850 stock options granted in the years 1990 through 1995. On February 26, 1998, the Company's Board of Directors passed a resolution that all employee stock options granted in 1996 and 1997 and director options granted in 1998 became fully vested immediately. Subsequent to the Board's action, employees and directors of the Company exercised an additional 18,000 stock options which had been granted in 1996, 1997 and 1998. The Company received a note in lieu of cash for approximately 25% of the options exercised during 1998. The table below sets forth the year of grant for those options exercised during 1998:

           Year Granted                Number Exercised
      1990 through 1994                          34,850
                   1995                           3,000
                   1996                           6,200
                   1997                           7,800
                   1998                           4,000


10.  INCOME PER COMMON SHARE

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

   Income per share for 1996 was restated as a result of the Company's adoption of SFAS No. 128.

                                                   Average    Per-Share
                                        Income      Shares     Amount
FOR THE YEAR ENDED 1998

Income per Common Share - Basic
  Income before extraordinary items
    available to common shareholders  $ 3,563,000   417,163   $ 8.54
  Extraordinary items                    (331,000)             (0.79)
  Income available to
    common shareholders               $ 3,232,000             $ 7.75
  Options issued to
    Directors (Note 9)                                2,467
Income per Common Share - Diluted
  Income before extraordinary
     items available to common
     shareholders                     $ 3,563,000    419,630  $ 8.49
  Extraordinary items                    (331,000)             (0.79)
  Income available to common
     shareholders                     $ 3,232,000             $ 7.70

FOR THE YEAR ENDED 1997

Income per Common Share - Basic
  Income available to common
     shareholders                     $ 1,553,000   383,859   $ 4.05
  Options issued to Employees
     and Directors (Note 9)                           ---       4,683
Income per Common Share - Diluted
  Income available to common
     shareholders                     $ 1,553,000   388,542   $ 4.00

FOR THE YEAR ENDED 1996

Income per Common Share - Basic
  Income available to common
     shareholders                     $ 1,893,000   394,653   $ 4.80
  Options issued to Employees and
     Directors (Note 9)                               ---      2,818
Income per Common Share - Diluted
  Income available to common
     shareholders                     $1,893,000     397,471  $ 4.76

   Options to purchase approximately 20,100 shares of common stock at $31 per share were outstanding during 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


11.  BORROWINGS:

Bank Borrowings:

   At December 31, 1998, the Company had unsecured credit facilities with several banks totaling $22,500,000. These facilities provide for borrowings under lines of credit ($629,000 outstanding at December 31, 1998) and letters of credit. At December 31, 1997, there were outstanding borrowings of $17,163,000 under the unsecured lines of credit. At December 31, 1998, there was availability under these unsecured credit facilities for additional borrowings of $13,963,000. These unsecured credit facilities are renegotiated annually and bear interest at not more than the prime rate. (The weighted average interest rate was 6.7% at December 31, 1998 and 6.9% at December 31, 1997.) In addition, the Company is required to maintain certain financial ratios, as defined in the respective agreements. The Company maintains deposits at several banks, which serve various corporate purposes including the support of its lines of credit available or in use.


Long-Term Debt:

Long-term debt consists of the following at December 31, 1998 and 1997:

                                        1998         1997

9% unsecured senior notes payable
in equal annual installments
from May 1, 1996 to 2002            $    ---     $ 9,286,000

Other long-term debt                     ---          94,000

   Total                                 ---       9,380,000
   Less current portion                  ---       1,876,000

                                    $    ---     $ 7,504,000

   As a result of the spin-off of the Company's distribution subsidiary, the Company was required to repay the 9% unsecured senior notes. The Company incurred a prepayment penalty of $499,000. This amount, along with the writeoff of the remaining deferred financing costs, is reflected as an extraordinary loss on extinguishment of debt in the Company's consolidated statement of income for the year ended December 31, 1998.

   Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the estimated fair market value of long-term debt was $9,543,000 as of December 31, 1997.


12.   LEASE COMMITMENTS:

   The Company leases warehouses, sales offices and computer equipment under noncancelable lease agreements. Rental expense for all operating leases was $7,082,000 in 1998, $5,877,000 in 1997, and $5,721,000 in
1996. As of December 31, 1998, the future minimum rental commitments under noncancelable leases that have terms in excess of one year are as follows:

            1999                    $ 617,000
            2000                      489,000
            2001                      160,000
            2002                       70,000
            2003                       14,000
            Subsequent years             ---
              Total minimum rental
               rental obligations  $1,350,000


13.  REDEEMABLE PREFERRED STOCK:

   During 1992, the Company offered to exchange one share of preferred stock with a par value of $1 per share for each share of the Company's outstanding common stock up to a maximum of 350,000 common shares (the Offer). A total of 349,864 common shares were exchanged in December 1992 in accordance with the Offer.

   Dividends on the preferred stock accrue at an annual rate of $2.80 per share. Such dividends are cumulative and payable quarterly in arrears commencing January 1, 1993. At December 31, 1998 and 1997, the Company had accrued $137,000 and $245,000, respectively, for such dividends. In the foreseeable future, the Company does not expect to pay cash dividends on the outstanding common shares at December 31, 1998. The preferred stock is nonvoting except in certain circumstances.

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


14.  ACCRUED LIABILITIES:

   The components of accrued liabilities as of December 31, 1998 and 1997 are as follows:

                                   1998          1997

   Salaries and wages          $ 2,744,000   $ 2,590,000
   General, auto and other
    liability insurance          3,560,000     5,746,000
   Other                         4,036,000     4,495,000
                               $10,340,000   $12,831,000


15.  RESTRUCTURING:

   During 1996, the Company's principal contracting subsidiary, ACandS, Inc., underwent an organizational restructuring. This restructuring involved integrating numerous semi-autonomous branches into three highly integrated regions in the interest of reducing administrative expenses and providing more responsive services to customers. In conjunction with this restructuring, ACandS, Inc. incurred expenses of approximately $500,000, which primarily consisted of severance pay and lease termination costs. Although the restructuring was essentially completed during 1996, approximately $145,000 of expenses are included in 1997 results.



16.  NON-CURRENT LIABILITIES:

   The components of non-current liabilities as of December 31, 1998 and 1997 are as follows:

                                     1998          1997
   Workers compensation and
     other insurance             $ 8,735,000    $ 7,820,000
   Retirement benefits               511,000        824,000

                                 $ 9,246,000    $ 8,644,000


17.  SEGMENT REPORTING

   The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", during the fourth quarter of 1998. SFAS No. 131 establishes standards for public companies to report certain information about operating segments in annual financial statements and also requires that selected information about operating segments be included in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, including the geographic areas in which business is conducted.

   Operating segments are defined as components of an enterprise about which discrete financial information is available, and whose operating results are regularly evaluated by the chief operating decision maker (or group that functions in such capacity) in assessing performance and deciding how to allocate resources. The Company's chief operating decision-making group is the Management Council which, prior to the spin off of its distribution subsidiary (see Note 2), consisted of the Company's president (Chief Executive Officer), two senior vice presidents (General Counsel/Secretary and Finance/Administration) and the presidents of each of the Company's operating subsidiaries. The Company consists of two distinct strategic business units: a specialty contracting group and a distribution/fabrication group.

   The Company's reportable operating segments include Distribution, Contracting and Other. The Distribution segment consists of Specialty Products & Insulation Co., which is primarily a distributor and fabricator of mechanical insulation, architectural/acoustical products and specialty products. The Contracting segment includes wholly owned subsidiaries, which primarily engage in mechanical insulation, abatement, fire protection and interior finish contracting. The Other segment consists of the parent company which provides various administrative and management services to the Distribution and Contracting segments and a Delaware investment company.

   The accounting policies of the operating segments are consistent with those described in the summary of significant accounting policies except that the separate financial results for the operating segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally allocates costs associated with the Company's central administration and support. Central administrative costs are alllocated for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on net income of the operating segments and generally accounts for intersegment sales as if the sales were made to third parties at current market prices.

  (in thousands)
                       Distr.    Contr.   Other     Elim.     Total
1998
Net revenues from
  external customers  $182,924  $132,195  $ ---   $  ---     $315,119
Intersegment net
  revenues               6,477     ---      ---    (6,477)      ---
Total net revenues     189,401   132,195    ---    (6,477)    315,119

Depreciation and
 amortization            1,010       354     160     ---        1,524
Interest and
 dividend income            81        27   1,805   (1,774)(b)     139
Interest expense         2,349       764   1,108   (1,774)(b)   2,447
Income tax expense       2,238     1,123     430     ---        3,791
Net income               3,103       378     730     ---        4,211
Segment assets            --- (a) 43,252  35,351  (20,732)(c)  57,871
Capital expenditures       692       229      43     ---          964


1997
Net revenues from
  external customers  $149,042  $129,108  $  ---   $  ---    $ 278,150
Intersegment net
  revenues               9,312     ---       ---    (9,312)     ---
Total net revenues     158,354   129,108     ---    (9,312)   278,150

Depreciation and
  amortization             640       421     175     ---        1,236
Interest and
  dividend income            4         6   1,942    (1,934)(b)     18
Interest expense         1,943     1,058     893    (1,934)(b)  1,960
Income tax expense
 (credit)                1,918      (643)    690     ---        1,965
Net income (loss)        2,759    (1,474)  1,248     ---        2,533
Segment assets          48,760    47,819  22,963   (30,997)(c) 88,545
Capital expenditures       559       422     198     ---        1,179


1996
Net revenues from
  external customers  $129,038  $142,093  $  ---   $  ---    $271,131
Intersegment net
  revenues              12,762     ---       ---    (12,762)    ---
Total net revenues     141,800   142,093     ---   _(12,762)  271,131

Depreciation and
  amortization             558       388     249      ---       1,195
Interest and
  dividend income            4        19   1,866     (1,788)(b)   101
Interest expense         1,858       730   1,207     (1,788)(b) 2,007
Income tax expense
  (credit)               1,516      (228)    762      ---       2,050
Net income (loss)        2,221      (758)  1,410      ---       2,873
Segment assets          38,698    53,592  22,810    (29,775)(c)85,325
Capital expenditures       559       476     166      ---       1,201


   (a) The Company's consolidated balance sheet at December 31, 1998 does not include the Distribution segment as a result of the spin-off of SPI at December 31, 1998. SPI's total assets at December 31, 1998 were $66.3 million.

   (b) The Distribution and Contracting segments, in addition to the parent company, have indebtedness with IFC in the form of long-term unsecured notes. SPI's note was repaid December 31, 1998 as a condition of the spin-off discussed in Note 2. The parent company also provides a borrowing facility for the Distribution and Contracting segments, which receive credit for cash deposited or charges for working capital needed. Based upon activity within the intercompany account, the Distribution and Contracting segments are charged interest expense.

   (c) The elimination of segment assets consists primarily of intercompany receivables.



                                        IREX CORPORATION
                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             For the Three Years Ended December 31, 1998

                                Balance at  Additions   Deductions                    Balance
                                Beginning   Charged to     from         Spin-off      at End
                                of Period     Income      Reserve     of Subsidiary  of Period
DEDUCTED FROM BALANCE SHEET
  CAPTION TO WHICH IT APPLIES:
    Reserve for Doubtful Accounts -

 Year Ended December 31, 1996   $1,440,000   $1,164,000   $(1,014,000)       ---    $1,590,000
 Year Ended December 31, 1997   $1,590,000   $   83,000   $  (864,000)       ---    $  809,000
 Year Ended December 31, 1998   $  809,000   $1,254,000   $  (821,000)  $(843,000)  $  399,000









Item 9.  Disagreements on Accounting and Financial Disclosure

         Not Applicable



PART III


Item 10.     Directors and Executive Officers:

(a)  Identification of Directors

                            Positions and Offices Held  Period Held
    Name (Age)              and Other Directorships     From     To

  William W. Adams (64)    Director, Irex Corporation   1996    1998
    (2)                    Chairman and President,      1988    1993
                           Armstrong World Industries, Inc.
                           Director, High Industries, Inc.
                           (steel, real estate and
                            other service company)
                           Director, Specialty Products
                            & Insulation Co.
                           (distributor and fabricator
                            of mechanical insulation and
                            architectural products)

 Carlton E. Hughes (67)    Director, Irex Corporation    1980   2000
    (1)  (4)               Chairman, Stewart-Amos Steel, Inc.
                           (steel fabricator)
                           Director, Arnold Industries, Inc.

 Joanne M. Judge (46)      Director, Irex Corporation    1993   1999
     (2)  (3)              Attorney, Stevens & Lee      1996 Present
                           President and Chief
                            Executive Officer,           1987   1993
                           Community Hospital of Lancaster

 David C. Kleinman (63)    Director, Irex Corporation    1984   1999
     (3)                   Adjunct Professor of
                            Strategic Management
                            University of Chicago
                            Graduate School of Business
                           Management Consultant
                           Director, Sonic Foundry, Inc.1997 Present
                           Director, Inter-Americas
                            Communication Corp.         1977 Present
                           Director, Acorn Funds        1972 Present
                            (Diversified Common
                             Stock Mutual Funds)
                           Director, Plymouth Tube Co.  1993 Present
                           Director, Wisconsin Paper    1994 Present
                            and Products Co.

  Michael J. Lardner (55)  Director, Irex Corporation   1989   1998
    (2)                    Chairman, Wide World of Golf 1996 Present
                           President and Chief Operating Officer
                            High Construction, Inc.     1993   1996
                           (general contractor)
                           President, Chief Operating   1989   1992
                            Officer, Director, Horst Group

 W. Kirk Liddell (49)      Director, Irex Corporation   1980   2000
    (1) (3) - Ex officio   President and CEO,
              w/o vote      Irex Corporation
                           Director, High Industries, Inc.
                            (steel, real estate and
                             other service company)
                           Director, Specialty Products
                            & Insulation Co.
                           (distributor and fabricator
                            of mechanical insulation and
                            architectural products)


 Wilson D. McElhinny (69)  Director, Irex Corporation   1975   1999
    (1) (3) (4)            Director, Educators Mutual Life
                            Insurance Company
                           Director, Hunt Manufacturing Company
                           (office and art/craft product
                            manufacturer)

 John O. Shirk (55)        Director, Irex Corporation    1987  2000
    (1) (4)                Partner, Barley, Snyder, Senft
                             and Cohen (law firm)
                           Director, Fulton Financial Corporation
                            (bank holding company)
                           Director, Educators Mutual Life
                            Insurance Company
                           Director, The Horst Group
                           Director, Specialty Products
                            & Insulation Co.
                           (distributor and fabricator
                            of mechanical insulation and
                            architectural products)


  N. Thompson Washburn (69)Director, Irex Corporation   1980   1998
      (1) (2) (4)           Administrative Consultant,
                           Getty Realty Corporation



     (1)  -  Member of the Executive Committee
     (2)  -  Member of the Finance and Audit Committee
     (3)  -  Member of the Governance Committee
     (4)  -  Member of the Compensation and Benefits Committee

             Note: Unless otherwise indicated, principal occupations listed were the same for the past five years.



(b)  Identification of Executive Officers
                         Positions and Offices Held
  Name (Age)               During Past Five Years

  W. Kirk Liddell (49)   President and Chief Executive Officer

  James E. Hipolit (48)  Senior Vice President, General Counsel
                          and Secretary since April 1997
                         Vice President, General Counsel
                          and Secretary from 1996 to April 1997
                         Vice President and General Counsel from
                          1986 to 1996

  Jane E. Pinkerton (59) Senior Vice President Finance and
                          Administration since April 1997
                         Vice President, Finance and Administration
                          from 1996 to April 1997
                         Vice President, Administrative Services
                          and Secretary from 1992 to 1996;
                         Vice President and Director of Personnel
                          from 1988 to 1992



(c)  Not Applicable.

(d)  Not Applicable.

(e) Business Experience. A brief account of the business experience during the past five years of each director or executive officer and the other directorships of registered companies held by each director has been provided above.

(f)  Involvement in Certain Legal Proceedings.  None

(g)  Not Applicable.



Item 11.     Executive Compensation

Summary Compensation Table:

   The following table sets forth information required concerning cash and noncash compensation of the Chief Executive Officer and the four other most highly compensated executive officers for each of the last three fiscal years.

                                                Long-Term     All Other
  Name and Principal      Annual Compensation   Compensation Compensation
      Positions         Year Salary($) Bonus($)  Options(#)     ($)
                                        (1)                     (2)

W. K. Liddell           1998  300,000  225,000        -        8,800
President and Chief     1997  296,000   58,608 (3)   500       8,116
Executive Officer       1996  274,000  145,768 (3)   450       6,750

J. E. Hipolit           1998  128,200   78,330                 8,800
Senior Vice President,  1997  124,400   31,548       200       8,011
General Counsel and     1996  119,400   50,435       150       5,974
Secretary

J. E. Pinkerton         1998  120,700   74,040        -        8,800
Senior Vice President,  1997  116,200   29,468       200       7,831
Finance and             1996  103,700   42,686       150       5,021
Administration

D. F. Andrew (3)        1998  117,500   75,001        -        8,053
President, ACandS, Inc. 1997  108,500    7,387       200       6,316
                        1996     -        -          150       5,081

Dennis R. Gray (4)      1998  104,800   76,041        -        6,710
Vice President,         1997     -        -          200       6,505
ACandS, Inc.            1996     -        -          150       5,961


(1) Bonus amounts for the year represent bonuses accrued for the calendar year listed but paid in the following calendar year.

(2) Includes amounts earned under the Company's Savings Incentive Plan.

Savings Incentive Plan:   The Company offers a Savings Incentive Plan for
all salaried employees whereby they can elect to contribute up to 15% of their salary and incentive compensation into accounts in their names which are independently managed and invested. Pursuant to amendments adopted by the Board of Directors which became effective January 1, 1985, the employees' contributions to the Plan were made in accordance with the provisions of Section 401(k) of the Internal Revenue Code. (The Company match is 125% of the first 3% of employee contributions and 75% of the next 3% of employee contributions. One-fourth of the Company's match is subject to the Company achieving a specific financial performance target.)


Employee Stock Ownership Plan: Prior to May 1, 1998, the Company also maintained an employee stock ownership (ESOP) plan. On this date, however, the Board adopted a resolution which merged the ESOP plan into the 401(k) plan. The resolution stipulates that (a) no future contributions be made to the ESOP, (b) prior ESOP balances become 100 percent vested and (c) account balances be held as a component of the 401(k) plan but no longer be designed to invest primarily in Company securities. Effective May 1, 1998, this Plan was merged into the Savings Incentive Plan.

On December 31, 1998, there were 150 employees of the Company and its subsidiaries eligible to participate in the Savings Incentive Plan and a total of 43,136 shares of common stock were held by such Plan.

(3) Mr. Andrew is included in his capacity as President of major wholly owned subsidiary of the Company.

(4) Mr. Gray is included in his capacity as Vice President of a major wholly owned subsidiary of the Company.



Stock Option Plans:

   On February 28, 1990, the Board of Directors of the Company adopted the Irex Corporation Non-Qualified Stock Option Plan under which options to purchase not more than 200,000 shares of the Company's common stock may be granted over the next ten years to employees of the Company and its subsidiaries. The number of shares available for options was reduced during 1995 from 200,000 shares to 55,000 shares. The recipients of options and the number of options granted to them are determined by the Compensation and Benefits Committee of the Board of Directors. Unless otherwise determined by the Compensation and Benefits Committee, no option may be exercised before three years nor more than ten years after the date of grant. On February 26, 1998, the Board of Directors eliminated the three-year vesting requirement with respect to options granted during 1996 and 1997.

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

   No options were granted under the terms of the Plan during 1998.

The table below sets forth information regarding the exercise of options during 1998.
                                                        Value of
                    Shares              Unexercised   Unexercised
                   Acquired    Value      Options        Options
                 on Exercise  Realized  at 12/31/98    at 12/31/98
                       #          $
W. Kirk Liddell     16,450     10,438      - 0 -          - 0 -
James E. Hipolit     3,100     17,644      - 0 -          - 0 -
Jane E. Pinkerton    2,350     12,488      - 0 -          - 0 -
David F. Andrew      2,350     17,736      - 0 -          - 0 -
Dennis R. Gray       1,350     17,863      - 0 -          - 0 -



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

   Effective May 1, 1988, the Retirement Income Plan was suspended, thereby freezing the accrued benefits of all plan participants and discontinuing future benefit accruals.

   The following table sets forth required Pension Plan information for the Chief Executive Officer and the four other most highly compensated executive officers.

                                                       Estimated Annual
   Name of Individual         Amounts Transferred        Benefits Upon
      or Number of                  from                Retirement Under
    Persons in Group             Former Plan                New Plan

  W. Kirk Liddell                  $ 3,025                  $39,120
  James E. Hipolit                   1,176                   21,360
  Jane E. Pinkerton                  7,500                   14,568
  David F. Andrew                    9,695                   20,028
  Dennis R. Gray                       -                     13,584


Compensation of Directors:

   All Directors who are not officers of the Company receive an annual fee of $9,500 and $750 per board meeting attended. The Board of Directors has various committees as identified in Item 10 (a), above, and the outside directors on those committees receive $750 per committee meeting attended. Directors who are officers of the Company or its subsidiaries receive no additional compensation for attendance at meetings of the board or board committees. The Chairman of the Board of the Company receives an additional annual fee of $20,500, of which $3,000 shall be paid in Irex common stock

   On April 28, 1994, the shareholders approved a Non-Qualified Stock Option Plan for Outside Directors of the Company. This plan authorized the granting of options on 25,000 shares of Common Stock to directors who are not employees of the Company. Each outside director automatically receives an option to purchase 500 shares as of January 1, 1994 and each January 1 thereafter through and including January 1, 1998. Options are granted at Fair Market Value consistent with the pricing mechanism established under the Non-Qualified Stock Option Plan for employees. Options are exercisable at any time more than one year from the date of grant, but no more than ten years from the date of the grant. On February 26, 2998, the Board of Directors eliminated the one-year vesting requirement with respect to options granted January 1, 1998.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management


(a)  Security Ownership of Certain Beneficial Owners:

   Following is a list of the persons known by the Company to be the beneficial owners of more than five percent of the Company's Common Stock, as of March 15, 1999.


   Name and Address of      Amount and Nature of   Percent
    Beneficial Owner        Beneficial Ownership   of Class

W. Kirk Liddell              63,956 Shares (1)      14.80%
175 River Hill Road
Conestoga, PA  17516

Irex Employees Savings
  Incentive Plan             43,136 shares (2)       9.98%
120 North Lime Street
Lancaster, PA 17603

Lynn Liddell                 24,968 shares           5.78%
740 Curtiswood Drive
Key Biscayne, FL 33149


(1) Does not include 14,217 shares in wife's name to which Mr. Liddell disclaims beneficial ownership. Includes 39,124 shares beneficially owned by dependent children and 1,546 shares in the Irex Corporation Employees' Savings Incentive Plan.

(2) Shares held under the Irex Corporation Employees' Savings Incentive Plan Trust for which Vanguard Fiduciary Trust Company, David F. Andrew,
W. Kirk Liddell, and Jane E. Pinkerton act as co-trustees. See Footnote 8 on page 46 for information concerning the beneficial ownership of such shares.


(b)  Security Ownership of Management:

   The amounts of the Company's Common and Preferred Stock held directly or indirectly by the directors, and by the directors and executive officers as a group, are shown below as of March 15, 1999. Unless otherwise described in the footnotes following the listing, in each case the beneficial ownership represents the sole voting and investment power.


                         Amount Held             Percent of Class
                      Common     Preferred      Common   Preferred

William Adams         2,309           -            .53    -
David Andrew         46,502 (1)(5)(8) -          10.76    -
Dennis Gray           2,055 (1)                    .48    -
James Hipolit         4,510 (1)(4)    -           1.04    -
Carlton Hughes        6,291                       1.46    -
Joanne Judge          3,999           -            .93    -
David Kleinman        2,826           -            .65    -
Michael Lardner       2,759           -            .64    -
W. Kirk Liddell     107,092 (2)(8)    -          24.78    -
Wilson McElhinny      4,331 (7)       -           1.00    -
Jane Pinkerton       45,509 (1)(8)    -          10.53    -
John Shirk            4,737 (6)       -           1.10    -
N. Thompson Washburn  3,670 (3)       -            .85    -


(1) Includes allocated shares in the Irex Corporation Savings Incentive Plan as follows, respectively: Mr. Hipolit, 1,010; Ms. Pinkerton, 715; Mr. Andrew, 916; and Mr. Gray, 705.

(2) Does not include 14,217 shares in spouse's name to which Mr. Liddell disclaims beneficial ownership. Includes 39,124 shares beneficially owned by dependent children, and 1,546 shares in the Irex Corporation Employees' Savings Incentive Plan.

(3) Includes 2,500 shares beneficially owned by spouse and 200 shares to which Mr. Washburn shares voting and investment power.

(4) Includes 3,500 shares to which Mr. Hipolit shares voting and investment power.

(5) Includes 2,450 shares to which Mr. Andrew shares voting and investment power.

(6) Includes 100 shares beneficially owned by a dependent child, 550 shares beneficially owned by spouse, and 2,500 shares to which Mr. Shirk shares voting and investment power.

(7)  Does not include 1,000 shares in spouse's name to which Mr.
McElhinny disclaims beneficial ownership.

(8) Includes 43,136 shares allocated to participant accounts under the Irex Corporation Employees' Savings Incentive Plan Trust. Mr. Andrew, Mr. Liddell and Ms. Pinkerton, along with Vanguard Fiduciary Trust Company, are co-trustees of the Plan. Because the individual co-trustees hold sole voting power with respect to the shares, Mr.. Andrew, Mr.. Liddell and Ms. Pinkerton may be deemed beneficial owners of the shares.


(c)  Changes in Control:

     None



Item 13.  Certain Relationships and Related Transactions:

(a)  Transactions with Management and Others:

     None

(b)  Certain Business Relationships:

     Mr.. Shirk is a partner in the law firm of Barley, Snyder, Senft & Cohen. During 1998, Barley, Snyder, Senft & Cohen provided services to the Company's Specialty Products & Insulation Co. subsidiary concerning its separation from the Company and other matters.

(c)  Indebtedness of Management:

     On April 1, 1998, the Company entered into an agreement with David
F. Andrew, President of ACandS, Inc., to loan Mr. Andrew $61,639 for the purpose of exercising vested stock options. The rate of interest on this loan is 8% per annum.

(d)  Transactions with Promoters:

     None



PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a) Documents filed as part of this report:

    1.  See Item 8

    2.  See Item 8

    3. Exhibits required to be filed by Item 601 of Regulation S-K (Exhibit numbers correspond to those in the Exhibit Table, Item 601, Regulation S-K)

        (3) The Articles of Incorporation of the Company filed as an exhibit to the Company's 1982 Annual Report on Form 10-K are hereby incorporated by reference. An amendment to the Articles of Incorpo-ration, changing the Company's name, filed as an exhibit to the Company's 1983 Annual Report on Form 10-K is hereby incorporated by reference. An amendment to the Articles of Incorporation, which includes the authoriza-tion of Preferred Stock, cumulative voting, term and number of directors and limits to the number of employees on the Board of Directors, filed as an exhibit to the Company's 1992 Annual Report on Form 10-K is hereby incorporated by reference.

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

       (10)  None

       (11)  Not Applicable

       (12)  Not Applicable

       (13) Annual Report To Shareholders - See Supplemental Information below.

       (16)  Not Applicable

       (18)  Not Applicable

       (19)  Not Applicable

       (22) A chart showing the subsidiaries of the registrant is filed as an exhibit to this report.

       (23)  Not Applicable

       (24)  Not Applicable

       (25)  Not Applicable

       (27)  Not Applicable

       (28)  Not Applicable

       (29)  Not Applicable

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on January 15, 1999 for purposes of disclosing a significant disposition of assets on December 31, 1998.

(c)  See Item 14 (a) 3

(d)  See Item 8


Supplemental Information:

   Copies of the Company's 1998 Annual Report to Security Holders, 1999 Proxy Statement, and 1999 Proxy are being furnished to the Commission for its information under separate cover.






                                SUBSIDIARIES OF THE REGISTRANT

                                       IREX CORPORATION
                                  A Pennsylvania Corporation



                                         ACandS, Inc.
                                    A Delaware Corporation
                                         Wholly Owned
                                          Subsidiary
                                     of Irex Corporation




                                         Spacecon LLC
                                          A Delaware
                                         Corporation
                                         Wholly Owned
                                          Subsidiary
                                     of Irex Corporation




                                          Centin LLC
                                          A Delaware
                                         Corporation
                                         Wholly Owned
                                          Subsidiary
                                     of Irex Corporation



                                        Irex Financial
                                         Corporation
                                          A Delaware
                                         Corporation
                                         Wholly Owned
                                         Subsidiary
                                     of Irex Corporation



                                      ACandS Contracting
                                             Ltd.
                                       Incorporated in
                                           Dominion
                                          of Canada
                                         Wholly Owned
                                          Subsidiary
                                       of ACandS, Inc.




ALL OF THE ABOVE CORPORATIONS ARE INCLUDED IN THE CONSOLIDATED FINANCIAL
  FINANCIAL STATEMENTS
  March 1999




SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


IREX CORPORATION

By     /S/J. E. Pinkerton                                    3/31/99
     J. E. Pinkerton                                          Date
     Senior Vice President, Finance and Administration
     (Principal Financial Officer)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By    /S/W. K. Liddell                  3/31/99
    W. K. Liddell                        Date
    President and Director
    (Principal Executive Officer)




By    /S/J. E. Pinkerton                 3/31/99
    J. E. Pinkerton                       Date
    Sr. Vice President, Finance and Administration
    (Principal Financial Officer)




By    /S/B. C. Werner                     3/31/99
    B. C. Werner                           Date
    Controller
    (Principal Accounting Officer)



By    /S/W. W. Adams                       3/31/99
    W. W. Adams, Director                  Date


By    /S/C. E. Hughes                       3/31/99
    C. E. Hughes, Director                 Date


By    /S/J. M. Judge                       3/31/99
    J.M. Judge, Director                    Date


By    /S/W. D. McElhinny                   3/31/99
    W. D. McElhinny, Director               Date


By    /S/J. O. Shirk                       3/31/99
    J. O. Shirk, Director                   Date


By    /S/N. T. Washburn                    3/31/99
    N. T. Washburn, Director                Date