Form 10-Q
period 1999-03-31
IREX CORP
filed 1999-05-17
CIK 1952

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549


             Quarterly Report under Section 13 or 15(d)

               of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1999         Commission File Number 2-36877



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

                         Yes X     No


          Common Shares Outstanding (Single Class) 432,202




IREX CORPORATION AND SUBSIDIARIES


PART I:  FINANCIAL INFORMATION


Item 1:  Financial Statements.

The condensed financial statements included herein have been prepared by Irex Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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





                      IREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                      Three Months Ended March 31
                                          1999              1998
                         (In Thousands Except Per Common Share Amounts)

Contracting Revenues                  $   29,061        $   30,433

Distribution and Other Revenues               80            40,858

      Total Revenues                      29,141            71,291

Cost of Revenues                          23,274            56,110

      Gross Profit                         5,867            15,181

Selling, General and
  Administrative Expenses                  5,741            14,007

      Operating Income                       126             1,174

Interest (Income) Expense, Net              (224)              490

      Income Before Income Taxes             350               684

Income Tax Provision                         101               270

Net Income                            $      249        $      414

      Dividend Requirements
        for Preferred Stock                 (245)             (245)

NET INCOME APPLICABLE
  TO COMMON STOCK                     $        4        $      169


Average Common Shares Outstanding
  - Basic                                432,002           396,326
Stock Options Issued to Employees
  and Directors                              -               4,724

Average Common Shares Outstanding
  - Diluted                              432,002           401,050



Income Per Common Share - Basic       $     0.01        $     0.43

Income Per Common Share - Diluted     $     0.01        $     0.42





                   IREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)


                                         March 31,      December 31,
                                           1999             1998
      ASSETS                                   (In Thousands)

Cash and Cash Equivalents               $  11,075        $  10,485
Receivables, Net                           26,190           29,719
Inventories                                   541              512
Actual Costs and Estimated Earnings
  on Contracts in Process in
  Excess of Billings                        4,022            3,750
Prepaid Income Taxes                        2,414            2,398
Other Prepaid Expenses                        358              194
Deferred Income Taxes                       2,543            2,543

      Total Current Assets                 47,143           49,601

Property and Equipment, Net                   944              999
Note Receivable                             3,500            3,500
Non-Current Deferred Income Taxes           3,147            3,147
Other Assets                                  624              624

      TOTAL ASSETS                      $  55,358        $  57,871



      LIABILITIES AND SHAREHOLDERS' INVESTMENT

Notes Payable to Banks                  $     -          $     629
Accounts Payable                            5,432            6,649
Billings in Excess of Actual Costs
  and Estimated Earnings on Contracts
  in Process                                3,365            2,647
Accrued Workers' Compensation Insurance     2,334            2,342
Accrued Liabilities                         8,937           10,340

      Total Current Liabilities            20,068           22,607

Non-Current Liabilities                     9,247            9,246
Redeemable Preferred Stock                 10,490           10,490

Capital Stock                               1,028            1,028
Paid-in Surplus                               537              537
Retained Earnings                          31,946           31,942
Cumulative Translation Adjustments           (271)            (292)
Notes Receivable                             (372)            (372)
Treasury Stock at Cost                    (17,315)         (17,315)

      Total Shareholders' Investment       15,553           15,528

      TOTAL LIABILITIES AND
      SHAREHOLDERS' INVESTMENT           $ 55,358         $ 57,871




                   IREX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Unaudited


                                           Three Months Ended March 31
                                                1999        1998
                                                 (In Thousands)
Cash Flows from Operating Activities

Net income                                     $   249     $   414
Reconciliation of net income to net
cash provided by operating activities
   Depreciation and amortization                    93         302
   Provision for losses on accounts receivable      70         233

Decrease (increase) in current assets
   Receivables                                   3,459        (798)
   Inventories                                     (29)        289
   Prepaid income taxes and
     other prepaid expenses                       (180)        (28)
   Actual costs and estimated earnings
     on contracts in process in excess
     of billings, net                              446        (548)
(Decrease) increase in current liabilities
   Accounts payable                             (1,080)      4,715
   Accrued income taxes                             -         (601)
   Accrued liabilities and other liabilities    (1,547)     (1,128)

        Net cash provided by
          operating activities                   1,481       2,850


Cash Flows from Investing Activities

   Net additions to property and equipment         (38)       (188)
   Acquisition of a certain business
        Assets                                      -       (4,908)
        Intangibles                                 -         (650)
   Decrease in other assets                         21          11

      Net cash used for investing activities       (17)     (5,735)


Cash Flows from Financing Activities

   Net (repayments on) borrowings from
     revolving lines of credit                    (629)      2,326
   Payments on long-term debt                       -          (16)
   Dividends paid                                 (245)       (245)
   Exercise of stock options                        -          767

      Net cash (used for) provided by
      financing activities                        (874)      2,832

Net increase (decrease) in Cash
and Cash Equivalents                               590         (53)

Cash and Cash Equivalents at
Beginning of Period                             10,485         374

Cash and Cash Equivalents at
End of Period                                  $11,075     $   321




                   IREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


(1) The consolidated financial statements include the accounts of Irex Corporation (the Company) and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Prior to 1999, the Company consisted of two business units. The distribution unit, which the Company spun off on December 31, 1998 (see
Note 5 for further discussion), was primarily a distributor and fabricator of mechanical insulation, architectural/acoustical products and specialty products. Subsequent to the spin-off, the Company continues to operate only within the specialty contracting industry. The subsidiaries in the specialty contracting unit primarily engage in mechanical insulation, abatement, fire protection and interior finish contracting.

(2) The Company has authorization for 2,000,000 shares of its common stock with a par value of $1.00 per share. At March 31, 1999 1,028,633 shares were issued, 432,202 shares were outstanding and 596,431 shares were held, at cost, in Treasury stock.

(3) All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. The Company's income tax and interest payments for the first three months of 1999 and 1998 were:

                                      1999          1998
            Income Taxes:          $ 117,000     $ 871,000
            Interest:              $  72,000     $ 298,000

(4) On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No.
130). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income, as defined by SFAS No. 130, is the total of net income and all other non-owner changes in equity. Total comprehensive income for the three months ended March 31, 1999 and 1998 was $270,000 and $425,000, respectively. The difference between net income and comprehensive income for the above periods is due to cumulative translation adjustments.

(5) On January 19, 1998, the Company announced its intention to spin off one of its subsidiaries, Specialty Products & Insulation Co. (SPI). The Company's Board of Directors (the Board), at its February 26, 1998 meeting, approved in principle the proposed transaction in which shareholders of Irex common stock would receive a dividend of SPI common stock through a pro rata distribution of 100% of SPI's capital stock (the Distribution). On December 16, 1998, the Board granted final approval of the spin-off to the Irex shareholders of all the common stock of SPI (the Spin-off).

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

     The following pro forma unaudited condensed consolidated statement of income for the three months ended March 31, 1998 gives effect to the Spin-off of SPI, and is presented as if the Spin-off had occurred as of January 1, 1997.

     The "Pro Forma" amounts represent the pro forma results of operations of the Company after giving effect to the dividend received from SPI and SPI's repayment of intercompany debt immediately after the Spin-off and the elimination of operating results attributable to SPI for the period presented. The pro forma unaudited condensed consolidated statement of income may not be indicative of the results that would have been obtained had the Spin-off actually occurred on the date assumed nor is it necessarily indicative of the future consolidated results of operations.

     The Company's consolidated statement of income and consolidated statement of cash flows for the three months ended March 31, 1999 do not include SPI's operating results. In addition, the Company's consolidated balance sheets at March 31, 1999 and December 31, 1998, respectively, do not include the balance sheet of SPI.




                 IREX CORPORATION AND SUBSIDIARIES
    PRO FORMA UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
             FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                           Unaudited
                                           Pro Forma      Unaudited
                               Historical  Adjustments     Pro Forma
                      (In Thousands Except Share and Per Share Amounts)

Revenues                       $  71,291    $ (40,727) (a)   $ 30,564

Cost of Revenues                  56,110      (31,367) (a)     24,743

   Gross Profit                   15,181       (9,360)          5,821

Selling, General, and
Administrative Expenses           14,007       (7,722) (b)      6,285

   Operating Income (Loss)         1,174       (1,638)           (464)

Interest Expense, Net                490         (490) (c)         -

   Income (Loss) Before
   Income Taxes                      684       (1,148)           (464)

Income Tax Provision (Benefit)       270         (471)           (201)

Net Income (Loss)              $     414    $    (677)       $   (263)

   Dividend Requirements for
   Preferred Stock                  (245)          -             (245)

NET INCOME (LOSS) APPLICABLE
TO COMMON STOCK                $     169    $    (677)       $   (508)

Average Common Shares
Outstanding - Basic              396,326                      396,326

Effect of Stock Options Issued
to Employees and Directors         4,724                        4,724

Average Common Shares
Outstanding - Diluted            401,050                      401,050

Income (Loss) Per
Common Share - Basic              $ 0.43                      $ (1.28)

Income Per
Common Share - Diluted            $ 0.42                      $ (1.28)


     (a) This adjustment includes only SPI's activity with respect to third parties because intercompany sales and costs were eliminated in the Company's consolidated statement of income. SPI's net sales to affiliates were approximately $1.9 million for the three months ended March 31, 1998.


     (b) This adjustment includes the elimination of the costs, approximating $206,000 for the three months ended March 31, 1998, associated with Irex corporate personnel who became employees of SPI during March and April of 1998. The amount also reflects fee income from the computer services agreement under which SPI will pay a fee, approximating $610,000 on an annualized basis, to continue utilizing Irex's computer hardware, software and systems personnel for a period of three years. SPI has the option to terminate the computer services agreement after 18 months by notifying Irex six months prior to the date of termination.

     (c) This adjustment reflects the repayment of the Company's long-term debt and paydown of its borrowings under short-term credit facilities with funds received from SPI immediately after the Spin-off.


(6) The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", during the fourth quarter of 1998. SFAS No. 131 establishes standards for public companies to report certain information about operating segments in annual financial statements and also requires that selected information about operating segments be included in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, including the geographic areas in which business is conducted.

     Operating segments are defined as components of an enterprise about which discrete financial information is available, and whose operating results are regularly evaluated by the chief operating decision maker (or group that functions in such capacity) in assessing performance and deciding how to allocate resources. The Company's chief operating decision-making group is the Management Council which, prior to the spin off of its distribution subsidiary, consisted of the Company's president (Chief Executive Officer), two senior vice presidents (General Counsel/Secretary and Finance/Administration) and the presidents of each of the Company's operating subsidiaries.

     Prior to the spin-off of SPI, the Company consisted of two distinct strategic business units: a specialty contracting group and a distribution/fabrication group. Subsequent to the December 31, 1998 spin-off, the Company's only business unit is the specialty contracting group.

     The Company's reportable operating segments for the three months ended March 31, 1998 include Distribution, Contracting and Other. The Distribution segment consists of SPI, which is primarily a distributor and fabricator of mechanical insulation, architectural/acoustical products and specialty products. The Contracting segment includes wholly owned subsidiaries, which primarily engage in mechanical insulation, abatement, fire protection and interior finish contracting. The Other segment consists of the parent company which provides various administrative and management services to the Distribution and Contracting segments and a Delaware investment company. As a result of the spin-off of the distribution unit on December 31, 1998, the Company no longer has reportable segments.

     The accounting policies of the operating segments are consistent with those described in the summary of significant accounting policies except that the separate financial results for the operating segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally allocates costs associated with the Company's central administration and support. Central administrative costs are allocated for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on net income of the operating segments and generally accounts for intersegment sales as if the sales were made to third parties at current market prices.



    (in thousands)    Distr.   Contract.    Other    Elimin.    Total

Three Months Ended
March 31, 1998

Net revenues from
  external customers $ 40,727 $ 30,564    $     -   $    -     $ 71,291
Intersegment net
revenues                1,942       -           -    (1,942)         -

Total net revenues   $ 42,669 $ 30,564    $     -   $(1,942)   $ 71,291


Depreciation and
  amortization            182       76          44       -          302
Interest and
  dividend income          17       -          504     (504)(a)      17
Interest expense          532      205         274     (504)(a)     507
Income tax expense
  (benefit)               313     (217)        174        -         270
Net income (loss)         406     (328)        336        -         414
Segment assets         53,742   48,473      24,022  (30,790)(b)  95,447
Capital expenditures      130       51           7        -         188


     (a) The Distribution and Contracting segments, in addition to the parent company, have indebtedness with Irex Financial Corporation
          (IFC) in the form of long-term unsecured notes. SPI's note was repaid December 31, 1998 as a condition of the spin-off discussed earlier. The parent company also provides a borrowing facility for the Distribution and Contracting segments, which receive credit for cash deposited or charges for working capital needed. Based upon activity within the intercompany account, the Distribution and Contracting segments are charged interest expense.

     (b) The elimination of segment assets consists primarily of intercompany receivables.


(7) During 1992 the Company offered to exchange one share of $2.80 Cumulative Preferred Stock with a par value of $1 per share (Preferred Stock) for each share of the Company's outstanding common stock up to a maximum of 350,000 common shares (the Offer). A total of 349,864 common shares were exchanged on December 22, 1992 in accordance with the Offer.

     The Company's Board, at its April 29, 1999 meeting, authorized a call of up to 160,256 shares of Preferred Stock at a call price of $31.20 per share, plus accrued but unpaid dividends on such stock through June 30, 1999.

     All shares of Preferred Stock held of record as of May 14, 1999 will be subject to the call, except that the Company will not have the right to redeem shares of Preferred Stock which have been continuously and beneficially owned by the holder since the issuance of the Preferred Stock in connection with the Offer, if such holder elects to prohibit the redemption.

     Any shares purchased by the Company pursuant to this call will count against the Company's obligation to repurchase 1/15th of the outstanding shares of Preferred Stock each year upon the request of preferred shareholders. The price for future calls for redemption declines to $30.90 on February 1, 2000 and by $0.30 each February 1 thereafter until it reaches $30.00 on February 1, 2003.

(8) Shareholders approved, via proxy vote at the Company's April 29, 1999 Annual Meeting, a Board resolution for a new Non-Qualified Stock Option Plan for Outside Directors (the New Plan).

     The New Plan provides for the grant of 2,500 options for each non-employee director and 3,750 options for the Chairman of the Board on January 1, 1999. The options carry an exercise price of $35.96, the Company's book value as of that date. Options vest over a five-year period on January 1 of each year from January 1, 1999 to January 1, 2004 in 500 share increments providing the Director is a director as of that date; or they vest in total in the event of a major corporate transaction. New non-employee directors or a new chairman of the board would receive options for the balance of the five-year program consistent with their position and offset by a reduction in their predecessors' vested shares. These later options would be granted at no less than the original strike price (i.e. $35.96) or such higher strike price as may be determined by the Board.



                   IREX CORPORATION AND SUBSIDIARIES
                        March 31, 1999 and 1998

               Management's Discussion and Analysis of
            Financial Condition and Results of Operations


Management's Discussion and Analysis of Financial Condition and Results of Operations

     As a result of the spin-off of Specialty Products & Insulation Co.
(SPI) on December 31, 1998 (see Note 5 accompanying the consolidated financial statements), the Company's consolidated operating results for the three months ended March 31, 1999 do not include SPI; however, SPI's operating results are included in the consolidated statement of income for the three months ended March 31, 1998. The following discussion compares the Company's performance in the quarter ended March 31, 1999 with the pro forma results of operations for the quarter ended March 31, 1998 as presented in Note 5. The pro forma amounts represent the Company's results of operations after giving effect to the dividend received from SPI and SPI's repayment of intercompany debt immediately after the spin-off and the elimination of operating results attributable to SPI for the three months ended March 31, 1998. Subsequent to the spin-off, the Company and its subsidiaries continue to operate within the specialty contracting industry.

     The Company achieved operating income of $126,000 in the first quarter of 1999, an increase of almost $600,000 from the $464,000 loss in last year's first quarter. First quarter results are typically the Company's weakest due to seasonally lower revenue from slowed construction activity.

     Net income applicable to common shareholders, after the dividend requirement for preferred stock, was $4,000, or $0.01 per share, in 1999 as compared to a net loss of $(508,000), or $(1.28) per common share, in 1998. The significant improvement is mostly attributable to a decrease in selling, general and administrative expenses as discussed below.


Revenues

     Total revenues decreased 4.7% to $29,141,000 in 1999 from $30,564,000 in 1998. Weaker revenues from the Company's western operations, which includes Canada operations, were partially offset by stronger performance in the northeast operations. The changes, both positive and negative, generally reflect conditions in localized markets within each region. In markets where a significant backlog of work does not exist, a lack of contracts available to bid and competitive pricing where bid opportunities do exist, may lead to fluctuations in revenue performance.


Gross Profit

     Gross profit of $5,867,000 earned in 1999 increased only $46,000 from the $5,821,000 achieved in 1998. The gross profit margin, however, increased significantly to 20.1% in 1999 as compared to 19.0% last year. Approximately two-thirds of the increase is attributable to a reduction in the cost of revenues due to favorable workers' compensation/insurance claims experience. The Company remains focused on and committed to incremental improvement in its safety performance.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses (SG&A) decreased to 19.7% of total revenues in 1999 from 20.6% in 1998. In terms of absolute dollars, SG&A decreased 8.7% to $5,741,000 in the first quarter of 1999 from $6,285,000 in last year's first three months. The decrease is primarily a result of reduced personnel costs attributable to the management and administrative support functions performed by the corporate home office. The Company strives to maintain an overhead structure that is flexible enough to meet the challenge of fluctuating conditions in localized markets; the outcome is an ability to offer competitively-priced services while remaining responsive to customer needs.


Financial Condition and Liquidity

     The Company's consolidated balance sheets at March 31, 1999 and December 31, 1998 do not include the balance sheet of SPI. At March 31, 1999, the Company has working capital of $27.1 million and shareholders' investment (excluding preferred stock) of $15.6 million. Working capital at December 31, 1998 was $27.0 million and shareholders' investment was $15.5 million. The decrease in both accounts receivable and accounts payable from the amounts reported at December 31, 1998 is primarily attributable to seasonally lower revenues in the first quarter of 1999 ($29.1 million) as compared to the fourth quarter of 1998 ($33.3 million for the contracting operations).

     The Company has no outstanding debt at March 31, 1999 as compared to $0.6 million at December 31, 1998. The Company was required to repay long-term debt as a result of the spin-off of SPI. The Company used proceeds from SPI's repayment of intercompany debt to pay down borrowings under short-term credit facilities. After the Company repaid all debt, the remaining cash proceeds were placed in highly liquid investments with maturities at three months or less. As a result, the Company's consolidated income statement reflects interest income totaling $224,000 for the quarter ended March 31, 1999.

     At March 31, 1999 and December 31, 1998, the Company had unsecured credit facilities with several banks totaling $22.5 million. There was availability under these unsecured credit facilities for additional borrowings of $14.6 million and $14.0 million at March 31, 1999 and December 31, 1998, respectively. The Company expects that funds from operations and available lines of credit will continue to provide sufficient liquidity to meet its working capital requirements.

     The Company's consolidated statements of cash flows do not include SPI's activity for the three months ended March 31, 1999; however, SPI's activity is included in the cash flows reported for the three months ended March 31, 1998. Excluding SPI's operations for the three months ended March 31, 1998, approximately $2.3 million net cash was used for operating activities. Net cash used in the acquisition of certain businesses is entirely attributable to SPI for the three months ended March 31, 1998. Finally, excluding the need for funding SPI's distribution business, net cash provided by financing activities was approximately $2.4 million for the three months ended March 31, 1998.


Year 2000 Issue

     The Company's ability to conduct its day-to-day operations is dependent in part on an integrated software program and data-based system (collectively, the System). The System serves as a critical tool in carrying out functions in several key areas of the business, including contract management, sales, financial reporting and personnel administration.

     The Company has assessed the System with respect to the Year 2000
(Y2K) issue. The Company believes that all of the relevant System applications are Y2K compliant following the installation of an upgrade to the System software in November 1998. On July 17, 1998, the Company began an outsourcing arrangement under which it contracted to lease AS400 and related data communications services from an off-site provider. Thus, the Company is now operating on mainframe hardware which has been certified as fully Y2K compliant by the off-site provider.

     Additional Y2K work is now concentrated on testing older PCS and making inquiries to determine the extent of imbedded chip issues in equipment and property that is leased by the Company. The Company has completed its efforts with respect to embedded chip issues in property that it owns. Less than $50,000 has been spent to date by the Company on Y2K compliance. The Company projects that additional Y2K compliance costs will not exceed $75,000. These costs will be expensed when incurred and will be funded through the Company's operations.

     The Company's most likely worst case scenario for Y2K is widespread failure of external systems on which the Company relies, such as telephone and heat. Such failures could materially lower the volume of the Company's revenues until these failures are corrected. The Company has sent questionnaires to major suppliers requesting information on their Y2K compliance. Responses received to date indicate no interruption of service based on slightly more than half of the questionnaires having been returned as of this writing. Customers have not yet been surveyed concerning Y2K readiness. The Company believes that any Y2K problems encountered with suppliers and customers can be resolved through substitution of vendors, or through reliance on manual systems.


     (a) Quantitative and Qualitative Disclosures Regarding Market Risk

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


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     The Company's ACandS, Inc. subsidiary is one of a number of defendants in pending lawsuits filed by approximately 125,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business. ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others.

     During the first quarter of 1999, ACandS was served with cases involving 10,734 individual plaintiffs. In 1998, ACandS was served with cases involving 33,154 individual plaintiffs. There were 31,489 new plaintiffs in 1997, 37,777 new plaintiffs in 1996; 44,904 new plaintiffs in 1995, and 18,122 new plaintiffs in 1994. The filing of multiple asbestos-related bodily injury claims against ACandS began in approximately 1978/1979, but new filings in any single year did not exceed 16,000 until 1993.

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

     Since the beginning of 1981, approximately 181,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. ACandS's average cost for resolving those claims has been low. Over half of the claims were closed without any liability payment by ACandS. In recent years, however, the courts in many states have given priority to the resolution of more serious cases, such as claims by individuals diagnosed with mesothelioma, a cancer of the lining of the lung. This has resulted in some large settlements of individual claims in states such as New York and Maryland. In addition, the litigation risk in jurisdictions which are difficult for defendants had lead ACandS to block settle large numbers of claims in Texas, West Virginia and other states.

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

     ACandS is one of a number of defendants in three actions by the owners of buildings to recover costs associated with the replacement or treatment of installed asbestos-containing products, one of which is an alleged class action. One hundred three such cases against ACandS have been dismissed and 17 have been settled. No new building-related cases have been served on ACandS since 1994. ACandS believes that its exposure in the three remaining cases is limited.

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


    IREX CORPORATION



Date:   May 14, 1999                        /s/B. C. Werner

                                               B. C. Werner
                                                Controller
                                          Duly Authorized Signer