Form 10-Q
period 1999-06-30
IREX CORP
filed 1999-08-16
CIK 1952

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549


                Quarterly Report under Section 13 or 15(d)

                  of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1999        Commission File Number 2-36877


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
                                            (Unaudited)

                                                        Six Months
                                 Second Quarter        Ended June 30
                                 1999      1998       1999       1998

                          (In Thousands Except Per Common Share Amounts)

Contracting Revenues           $ 36,672  $ 35,621   $ 65,733   $ 66,054

Distribution and
  Other Revenues                     39    45,476        119     86,334

    Total Revenues               36,711    81,097     65,852    152,388

Cost of Revenues                 30,020    63,240     53,294    119,350

    Gross Profit                  6,691    17,857     12,558     33,038

Selling, General and
  Administrative Expenses         6,232    13,615     11,973     27,622

  Operating Income                  459     4,242        585      5,416

Interest (Income) Expense, Net     (193)      520       (417)     1,010

    Income Before Income Taxes      652     3,722      1,002      4,406

Income Tax Provision                221     1,547        322      1,817

Net Income                     $    431  $  2,175   $    680   $  2,589

  Less:  Dividend Requirements
         for Preferred Stock       (244)     (245)      (489)      (490)

  Less:  Premium Paid for Redemption
         of Preferred Stock        (125)      -         (125)       -

NET INCOME APPLICABLE
  TO COMMON STOCK              $     62  $  1,930   $     66   $  2,099


Average Common Shares
  Outstanding - Basic           432,202   416,709    432,102    403,697

Stock Options Issued to
  Employees and Directors          -        1,851        -        4,498

Average Common Shares
  Outstanding - Diluted         432,202   418,560    432,102    408,195

Income per Common Share
  - Basic                      $   0.14  $   4.63   $   0.15   $   5.20

Income per Common Share
  - Diluted                    $   0.14  $   4.61   $   0.15   $   5.14




                IREX CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                          June 30         December 31
                                           1999               1998
                                                (In Thousands)
ASSETS:

Cash and Cash Equivalents               $  19,725          $  10,485
Receivables, Net                           29,452             29,719
Inventories                                   459                512
Actual Costs and Estimated
  Earnings on Contracts in
  Process in Excess of Billings             4,015              3,750
Prepaid Income Taxes                        2,201              2,398
Other Prepaid Expenses                        595                194
Deferred Income Taxes                       2,543              2,543

  Total Current Assets                     58,990             49,601

Property and Equipment, Net                   978                999
Note Receivable                             3,500              3,500
Non-Current Deferred Income Taxes           3,147              3,147
Other Assets                                  624                624

  TOTAL ASSETS                          $  67,239          $  57,871


LIABILITIES AND SHAREHOLDERS' INVESTMENT:

Notes Payable to Banks                  $     -            $     629
Accounts Payable                            8,482              6,649
Billings in Excess of Actual Costs
  and Estimated Earnings on
  Contracts in Process                      4,174              2,647
Accrued Workers' Compensation Insurance     2,627              2,342
Accrued Liabilities                        19,635             10,340

  Total Current Liabilities                34,918             22,607

Non-Current Liabilities                     9,248              9,246

Redeemable Preferred Stock                  7,362             10,490

Capital Stock                               1,028              1,028
Paid-in Surplus                               533                537
Retained Earnings                          32,007             31,942
Cumulative Translation Adjustments           (234)              (292)
Notes Receivable                             (320)              (372)
Treasury Stock at Cost                    (17,303)           (17,315)

  Total Shareholders' Investment           15,711             15,528

  TOTAL LIABILITIES AND
  SHAREHOLDERS' INVESTMENT             $   67,239          $  57,871





                   IREX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                              Six Months Ended June 30
                                                   1999         1998
                                                    (In Thousands)

Cash Flows from Operating Activities:

Net income                                       $   680     $  2,589
Reconciliation of net income to net cash
provided by (used for) operating activities
  Depreciation and amortization                      186          678
  Provision for losses on accounts receivable         92          497

Decrease (increase) in current assets
  Receivables                                        175       (5,462)
  Inventories                                         53         (195)
  Prepaid income taxes and other prepaid expenses   (204)        (259)
  Actual costs and estimated earnings on contracts
    in process in excess of billings, net          1,262         (968)

Increase (decrease) in current liabilities
  Accounts payable                                 1,970        4,699
  Accrued income taxes                                -           484
  Accrued liabilities and other liabilities        9,445       (3,527)

  Net cash provided by (used for)
    operating activities                          13,659       (1,464)


Cash Flows from Investing Activities:

  Net additions to property and equipment           (165)        (310)
  Acquisitions of certain businesses,
  net of cash acquired
      Assets                                          -        (5,640)
      Intangibles                                     -          (930)
  Decrease (increase) in other assets                 58          (30)

    Net cash used for investing activities          (107)      (6,910)


Cash Flows from Financing Activities:

  Net (repayments on) borrowings from
    revolving lines of credit                       (629)      12,184
  Payments on long-term debt                          -        (1,875)
  Dividends paid                                    (489)        (490)
  Exercise of stock options                           -         1,084
  Payment on notes receivable                         52           -
  Reissuance of common stock                           8           -
  Repurchase of common stock                          -           (59)
  Repurchase of preferred stock                   (3,254)          -

    Net cash (used for) provided by
     financing activities                         (4,312)      10,844

Net Increase in Cash and Cash Equivalents          9,240        2,470

Cash and Cash Equivalents at Beginning of Period  10,485          374

Cash and Cash Equivalents at End of Period       $19,725     $  2,844




                  IREX CORPORATION AND SUBSIDIARIES
                        June 30, 1999 and 1998

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

(2) The Company has authorization for 2,000,000 shares of its common stock with a par value of $1.00 per share. At June 30, 1999 1,028,633 shares were issued, 432,202 shares were outstanding and 596,431 shares were held, at cost, in Treasury stock.

(3) All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. The Company's income tax and interest payments for the first six months of 1999 and 1998 were:

                                  1999        1998
               Income Taxes:  $ 125,000  $ 1,332,000
               Interest:      $  72,000  $ 1,090,000

(4)  On January 1, 1998, the Company adopted Statement of Financial
     Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No.
     130). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income, as defined by SFAS No. 130, is the total of net income and all other non-owner changes in equity. Total comprehensive income for the quarters ended June 30, 1999 and 1998 was $468,000 and $2,134,000, respectively.
     Total comprehensive income for the six months ended June 30, 1999 and 1998 was $738,000 and $2,559,000, respectively. The difference between net income and comprehensive income for the above periods is due to cumulative translation adjustments.

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

     The following pro forma unaudited condensed consolidated statements of income for the six months ended June 30, 1998 and the three months ended June 30, 1998 give effect to the Spin-off of SPI, and are presented as if the Spin-off had occurred as of January 1, 1997.

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

     The Company's consolidated statements of income for the six-month and three-month periods ended June 30, 1999 and consolidated statement of cash flows for the six months ended June 30, 1999 do not include SPI's operating results. In addition, the Company's consolidated balance sheets at June 30, 1999 and December 31, 1998, respectively, do not include the balance sheet of SPI.




                 IREX CORPORATION AND SUBSIDIARIES
   PRO FORMA UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                FOR THE QUARTER ENDED JUNE 30, 1998

                                         Unaudited
                                         Pro Forma     Unaudited
                           Historical   Adjustments    Pro Forma

                    (In Thousands Except Share and Per Share Amounts)

Revenues                   $  81,097   $ (45,345)(a)   $ 35,752

Cost of Revenues              63,240     (34,649)(a)     28,591

  Gross Profit                17,857     (10,696)         7,161

Selling, General, and
  Administrative Expenses     13,615      (8,315)(b)      5,300

  Operating Income             4,242     ( 2,381)         1,861

Interest Expense, Net            520        (520)(c)        -

  Income Before Income Taxes   3,722      (1,861)         1,861

Income Tax Provision           1,547        (763)           784

Net Income                  $  2,175     $(1,098)      $  1,077

  Dividend Requirements
   for Preferred Stock          (245)        -             (245)

NET INCOME APPLICABLE TO
  COMMON STOCK              $  1,930     $(1,098)      $    832

Average Common Shares
  Outstanding - Basic        416,709                    416,709

Effect of Stock Options
  Issued to Employees
  and Directors                1,851                      1,851

Average Common Shares
  Outstanding - Diluted      418,560                    418,560

Income Per Common Share
  - Basic                   $   4.63                   $   2.00

Income Per Common Share
  - Diluted                 $   4.61                   $   1.99






                    IREX CORPORATION AND SUBSIDIARIES
     PRO FORMA UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                         Unaudited
                                         Pro Forma     Unaudited
                            Historical  Adjustments    Pro Forma

                     (In Thousands Except Share and Per Share Amounts)

Revenues                    $ 152,388   $ (86,072)(a)  $ 66,316

Cost of Revenues              119,350     (66,016)(a)    53,334

  Gross Profit                 33,038     (20,056)       12,982

Selling, General, and
  Administrative Expenses      27,622     (16,037)(b)    11,585

  Operating Income              5,416      (4,019)        1,397

Interest Expense, Net           1,010      (1,010)(c)       -

  Income Before Income Taxes    4,406      (3,009)        1,397

Income Tax Provision            1,817      (1,234)          583

Net Income                  $   2,589   $  (1,775)     $    814

  Dividend Requirements
  for Preferred Stock            (490)        -            (490)

NET INCOME APPLICABLE TO
  COMMON STOCK              $   2,099   $  (1,775)     $    324

Average Common Shares
  Outstanding - Basic         403,697                   403,697

Effect of Stock Options
  Issued to Employees
  and Directors                 4,498                     4,498

Average Common Shares
  Outstanding - Diluted       408,195                   408,195

Income Per Common Share
  - Basic                   $    5.20                  $   0.80

Income Per Common Share
  - Diluted                 $    5.14                  $   0.79


      (a) This adjustment includes only SPI's activity with respect to third parties because intercompany sales and costs were eliminated in the Company's consolidated statement of income. SPI's net sales to affiliates were approximately $4.0 million for the six months ended June 30, 1998 and $2.0 million for the second quarter ended June 30, 1998.

      (b) This adjustment includes the elimination of the costs, approximating $206,000 for the six months ended June 30, 1998, associated with Irex corporate personnel who became employees of SPI prior to April 1, 1998. The amount also reflects fee income from the computer services agreement under which SPI will pay a fee, approximating $610,000 on an annualized basis, to continue utilizing Irex's computer hardware, software and systems personnel for a period of three years. SPI has the option to terminate the computer services agreement after 18 months by notifying Irex six months prior to the date of termination.

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

     Operating segments are defined as components of an enterprise about which discrete financial information is available, and whose operating results are regularly evaluated by the chief operating decision maker (or group that functions in such capacity) in assessing performance and deciding how to allocate resources. The Company's chief operating decision-making group is the Management Council which, prior to the spin off of its distribution subsidiary, consisted of the Company's president (Chief Executive Officer), two senior vice presidents (General Counsel/Secretary and Finance/Administration) and the presidents of each of the Company's operating subsidiaries. After the spin-off, a senior vice president of the contracting group replaced the president of the Company's former distribution subsidiary as a member of the Management Council.

     Prior to the spin-off of SPI, the Company consisted of two distinct strategic business units: a specialty contracting group and a distribution/fabrication group. Subsequent to the December 31, 1998 spin-off, the Company's only business unit is the specialty contracting group.

     The Company's reportable operating segments for the six months and quarter ended June 30, 1998 include Distribution, Contracting and Other. The Distribution segment consists of SPI, which is primarily a distributor and fabricator of mechanical insulation, architectural/acoustical products and specialty products. The Contracting segment includes wholly owned subsidiaries, which primarily engage in mechanical insulation, abatement, fire protection and interior finish contracting. The Other segment consists of the parent company which provides various administrative and management services to the Distribution and Contracting segments and a Delaware investment company. As a result of the spin-off of the distribution unit on December 31, 1998, the Company no longer has reportable segments.

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


    (in thousands)     Distrib. Contract.   Other   Elimin.     Total

Quarter Ended June 30, 1998:

Net revenues from
 external customers    $45,346   $35,751   $  -    $   -       $81,097
Intersegment
 net revenues            2,022       -        -     (2,022)        -
Total net revenues     $47,368   $35,751   $  -    $(2,022)    $81,097

Depreciation and
 amortization              222       115       39      -           376
Interest and
 dividend income            15        19      331     (330)(a)      35
Interest expense           572       189      124     (330)(a)     555
Income tax expense         695       424      428      -         1,547
Net income               1,044       505      626      -         2,175
Capital expenditures        75        39        8      -           122



    (in thousands)     Distrib. Contract.   Other   Elimin.     Total

Six Months Ended June 30, 1998:

Net revenues from
 external customers    $86,073   $66,315   $  -    $   -      $152,388
Intersegment net
 revenues                3,964       -        -     (3,964)        -
Total net revenues     $90,037   $66,315   $  -    $(3,964)   $152,388

Depreciation and
 amortization              404       191       83      -           678
Interest and
 dividend income            32        19      835     (834)(a)      52
Interest expense         1,104       394      398     (834)(a)   1,062
Income tax expense       1,008       207      602      -         1,817
Net income               1,450       177      962      -         2,589
Segment assets          57,645    48,558   24,263   26,716)(b) 103,750
Capital expenditures       205        90       15      -           310

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

     The Company's Board, at its April 29, 1999 meeting, authorized a call of up to 160,256 shares of Preferred Stock at a call price of $31.20 per share, plus accrued but unpaid dividends on such stock through June 30, 1999. The Company redeemed 104,269 shares as a result of the call, and the transaction was recorded in the quarter ended June 30, 1999.

     All shares of Preferred Stock held of record as of May 14, 1999 were subject to the call, except that the Company did not have the right to redeem shares of Preferred Stock which had been continuously and beneficially owned by the holder since the issuance of the Preferred Stock in connection with the Offer, if such holder elected to prohibit the redemption.

     The shares purchased by the Company pursuant to this call will count against the Company's obligation to repurchase 1/15th of the outstanding shares of Preferred Stock each year upon the request of preferred shareholders. The price for future calls for redemption declines to $30.90 on February 1, 2000 and by $0.30 each February 1 thereafter until it reaches $30.00 on February 1, 2003.

(8) Shareholders approved, via proxy vote at the Company's April 29, 1999 Annual Meeting, a Board resolution for a new Non-Qualified Stock Option Plan for Outside Directors (the New Plan).

     The New Plan granted 2,500 options for each non-employee director and 3,750 options for the Chairman of the Board on January 1, 1999. The options carry an exercise price of $35.96, the Company's book value as of that date. Options vest over a five-year period on January 1 of each year from January 1, 1999 to January 1, 2004 in 500 share increments providing the Director is a director as of that date; or they vest in total in the event of a major corporate transaction. New non-employee directors or a new chairman of the board would receive options for the balance of the five-year program consistent with their position and offset by a reduction in their predecessors' vested shares. These later options would be granted at no less than the original strike price (i.e. $35.96) or such higher strike price as may be determined by the Board.

(9) On June 24, 1999, the Company received approximately $11.2 million which was obtained through a settlement of certain obligations on insurance policies providing coverage for asbestos-related bodily injury claims. The Company anticipates that, in accordance with the insurance settlement agreements concerning asbestos-related bodily injury claims, the funds received in the settlement will be paid to Travelers Property Casualty Corp. during 1999. The settlement does not impact the Company's income statement because the payment is being passed to the Company's lead insurer for the payment of claims and defense costs.




                  IREX CORPORATION AND SUBSIDIARIES
                       June 30, 1999 and 1998

               Management's Discussion and Analysis of
            Financial Condition and Results of Operations


As a result of the spin-off of Specialty Products & Insulation Co. (SPI) on December 31, 1998 (see Note 5 of the accompanying financial statements), the Company's consolidated operating results for the six months ended June 30, 1999 do not include SPI; however, SPI's operating results are included in the consolidated statement of income for both the quarter and six months ended June 30, 1998. The following discussion compares the Company's performance in the quarter and year-to-date periods ended June 30, 1999 with the pro forma results of operations for the respective periods in 1998 as presented in Note 5. The pro forma amounts represent the Company's results of operations after giving effect to the dividend received from SPI and SPI's repayment of intercompany debt immediately after the spin-off and the elimination of operating results attributable to SPI for the three months and six months ended June 30, 1998. Subsequent to the spin-off, the Company and its subsidiaries continue to operate within the specialty contracting industry.

The Company achieved operating income of $459,000 in the second quarter of 1999, a decrease of $1.4 million from the $1,861,000 achieved in last year's comparable quarter. The weaker second quarter has led to operating income of $585,000 for the six months ended June 30, 1999, or a 58% decrease from the $1,397,000 in last year's similar period. The six-month shortfall is primarily attributable to an approximate $800,000 gain, recorded in the second quarter of 1998, resulting from the curtailment of the Company's pension plan.

Net income applicable to common shareholders, after the dividend requirement for preferred stock and premium paid for the preferred stock redemption (see Note 7 of the accompanying financial statements), was $62,000, or $0.14 per share for the second quarter of 1999. The second quarter of 1998 showed net income of $832,000, or $2.00 per share.

For the six-month period ended June 30, 1999, net income applicable to common shareholders was $66,000, or $0.15 per common share. Exclusive of the premium paid for the preferred stock redemption, net income applicable to common shareholders was $191,000, or $0.44 per common share as compared to net income applicable to common shareholders of $324,000, or $0.80 per common share in the comparable six months of 1998. Higher selling, general and administrative expenses (SG&A) were offset by interest earned on invested cash and the note receivable. A decrease in gross profit contributed to the remaining decrease in net income.


Revenues

Total revenues for the three months ended June 30, 1999 increased 2.7% to $36,711,000 from $35,752,000 in last year's comparable quarter. Year-to-date revenues of $65,852,000 decreased less than 1% from the $66,316,000 recognized for the first six months of 1998. Stronger revenue performance from the Company's Northeast region has mostly offset a weaker start by many of the Company's other regional operations. The changes, both positive and negative, generally reflect conditions in localized markets within each region. In markets where a significant backlog of work does not exist, a lack of contracts available to bid and competitive pricing in bid opportunities, may lead to fluctuations in revenue performance. The Company does not follow a single-focus strategy to be the low-cost provider of specialty contracting services in each of the markets it serves. Thus, the Company recognizes that it may not secure work in localized markets where the competition is bidding contracts at prices that will not afford the Company an opportunity to earn acceptable gross profit margins.


Gross Profit

Gross profit for the quarter ended June 30, 1999 decreased 6.6% to $6,691,000 from $7,161,000 in last year's comparable three months. Workers' compensation and insurance claims experience has not been as favorable as in the prior year, which accounts for approximately half of the decrease in the comparable second quarters of 1999 and 1998. For the six months ended June 30, 1999, gross profit decreased to $12,558,000 from $12,982,000 in last year's comparable period. Although the revenue base was down by $464,000, the decrease was mostly attributable to lower gross profit margins as discussed earlier. The gross profit margin was 19.1% through six months in 1999 as compared to 19.6% in 1998. A significant factor in the margin decrease is the higher proportion of revenues generated from time and material (cost plus) contracts in 1999 as compared to 1998. Lump-sum basis contracts generally produce higher gross profit margins than cost-plus contracts.


Selling, General and Administrative Expenses

SG&A amounted to $6,232,000, or 17.0% of revenues, for quarter ended June 30,1999. The comparable totals for last year's first three months were $5,300,000 and 14.8%, respectively. Exclusive of the approximate $800,000 curtailment gain previously noted, SG&A represented 17.1% of revenues for the second quarter of 1998. Therefore, after adjusting for the one-time gain in 1998, SG&A as a percentage of revenues is virtually unchanged for the quarter.

In comparing the year-to-date period ended June 30, 1999 to the similar period of 1998, SG&A decreased by $412,000, or 3.3%, net of the curtailment gain noted above. Expressed as a percentage of revenues and exclusive of the curtailment gain, SG&A decreased to 18.2% in 1999 from 18.7% in 1998 for the six-month period. The Company has embraced a strategy of continual improvement to administrative processes and systems as the cornerstone in its ability to effectively manage costs. This strategy is critical in enabling the Company to offer competitively-priced services to its customers.


Financial Condition and Liquidity

The Company's consolidated balance sheets at June 30, 1999 and December 31, 1998 do not include the balance sheet of SPI. At June 30, 1999, the Company has working capital of $24.1 million and shareholders' investment (excluding redeemable preferred stock) of $15.7 million. Working capital at December 31, 1998 was $27.0 million and stockholders' equity was $15.5 million. The increase in both cash and accrued liabilities is attributable to the receipt of the approximate $11.2 million insurance settlement as discussed in Note 9 of the accompanying financial statements.

The Company has no outstanding debt at June 30, 1999 as compared to $0.6 million at December 31, 1998. The Company was required to repay long-term debt as a result of the spin-off of SPI. The Company used proceeds from SPI's repayment of intercompany debt to pay down existing lines of credit. At June 30, 1999 and December 31, 1998, the Company had unsecured credit facilities with several banks totaling $22.5 million. There was availability under these unsecured credit facilities for additional borrowings of $14.6 million and $14.0 million at June 30, 1999 and December 31, 1998, respectively. The Company expects that funds from operations and available lines of credit will continue to provide sufficient liquidity to meet its working capital requirements.

The Company's consolidated statements of cash flows do not include SPI activity for the six months ended June 30, 1999; however, SPI's activity is included in the cash flows reported for the six months ended June 30, 1998. Excluding SPI's operations for the six months ended June 30, 1998, approximately $4.2 million net cash was used for operating activities. The $17.9 change in cash position from operations is largely influenced by the $11.2 million insurance settlement noted earlier. Net cash used in the acquisition of certain businesses is entirely attributable to SPI for the six months ended June 30, 1998. Finally, excluding the need for funding SPI's business operation, net cash provided by financing activities was approximately $6.7 million.


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

Additional Y2K work is now concentrated on testing older PCS and making inquiries to determine the extent of embedded chip issues in equipment and property that is leased by the Company. The Company has completed its efforts with respect to embedded chip issues in property that it owns. Less than $50,000 has been spent to date by the Company on Y2K compliance. The Company projects that additional Y2K compliance costs will not exceed $75,000. These costs will be expensed when incurred and will be funded through the Company's operations.

The Company's most likely worst case scenario for Y2K is widespread failure of external systems on which the Company relies, such as telephone, heat and other utilities. Such failures could materially lower the volume of the Company's revenues until these failures are corrected. The Company has sent questionnaires to major suppliers requesting information on their Y2K compliance. Responses received to date indicate no interruption of service based on slightly more than half of the questionnaires having been returned as of this writing. Customers have not yet been surveyed concerning Y2K readiness. The Company believes that any Y2K problems encountered with suppliers and customers can be resolved through substitution of vendors, or through reliance on manual systems.



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



                     PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The Company's ACandS, Inc. subsidiary is one of a number of defendants in pending lawsuits filed by approximately 130,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business. ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others.

During the first half of 1999, ACandS was served with cases involving 19,079 individual plaintiffs. In 1998, ACandS was served with cases involving 33,154 individual plaintiffs. There were 31,489 new plaintiffs in 1997, 37,777 new plaintiffs in 1996; 44,904 new plaintiffs in 1995, and 18,122 new plaintiffs in 1994. The filing of multiple asbestos-related bodily injury claims against ACandS began in approximately 1978/1979, but new filings in any single year did not exceed 16,000 until 1993.

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

Since the beginning of 1981, approximately 184,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. ACandS's average cost for resolving those claims has been low. Over half of the claims were closed without any liability payment by ACandS. In recent years, however, the courts in many states have given priority to the resolution of more serious cases, such as claims by individuals diagnosed with mesothelioma, a cancer of the lining of the lung. This has resulted in some large settlements of individual claims in states such as New York and Maryland. In addition, the litigation risk in jurisdictions which are difficult for defendants had lead ACandS to block settle large numbers of claims in Texas, West Virginia and other states.

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


                                                IREX CORPORATION


Date:    August 13, 1999

                                                  B. C. Werner
                                                   Controller
                                            Duly Authorized Signer