Form 10-Q
period 1999-09-30
IREX CORP
filed 1999-11-15
CIK 1952

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, DC  20549


             Quarterly Report under Section 13 or 15(d)

               of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1999     Commission File Number 2-36877


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
                                (Unaudited)

                                                      Nine Months
                                 Third Quarter     Ended September 30
                                 1999      1998      1999      1998
                         (In Thousands Except Per Common Share Amounts)


Contracting Revenues           $ 35,737  $ 32,516  $101,470  $ 98,570

Distribution and Other Revenues      52    48,622       171    34,956

      Total Revenues             35,789    81,138   101,641    33,526

Cost of Revenues                 28,501    62,979    81,795   182,329

      Gross Profit                7,288    18,159    19,846    51,197

Selling, General and
 Administrative Expenses          6,197    16,310    18,170    43,932

      Operating Income            1,091     1,849     1,676     7,265

Interest (Income) Expense Net      (282)      524      (699)    1,534

      Income Before Income Taxes  1,373     1,325     2,375     5,731

Income Tax Provision                519       669       841     2,486

Net Income                     $    854  $    656  $  1,534  $  3,245

    Less: Dividend Requirements
          for Preferred Stock      (171)     (245)     (660)     (734)

    Less: Premium Paid for Redemption
          of Preferred Stock        -         -        (125)      -

NET INCOME APPLICABLE
  TO COMMON STOCK              $    683  $    411  $    749  $   2,51

Average Common Shares
   Outstanding - Basic          432,202   426,242   432,135   411,192

Stock Options Issued to
   Employees and Directors          -         -         -       3,481

Average Common Shares
   Outstanding - Diluted        432,202   426,242   432,135   414,673

Income per Common Share
   - Basic                     $   1.58  $   0.96  $   1.73  $   6.11

Income per Common Share
   - Diluted                   $   1.58  $   0.96  $   1.73  $   6.06




                  IREX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                          (Unaudited)

                                            September 30    December 31
                                               1999             1998
                                                    (In Thousands)
ASSETS:
Cash and Cash Equivalents                    $ 20,065        $ 10,485
Receivables, Net                               27,460          29,719
Inventories                                       479             512
Actual Costs and Estimated Earnings
  on Contracts in Process
  in Excess of Billings                         5,300           3,750
Prepaid Income Taxes                            1,684           2,398
Other Prepaid Expenses                            623             194
Deferred Income Taxes                           2,543           2,543

   Total Current Assets                        58,154          49,601

Property and Equipment, Net                       994             999
Note Receivable                                 3,500           3,500
Non-Current Deferred Income Taxes               3,147           3,147
Other Assets                                      624             624

   TOTAL ASSETS                              $ 66,419        $ 57,871

LIABILITIES AND SHAREHOLDERS' INVESTMENT:
Notes Payable to Banks                       $    -          $    629
Accounts Payable                                7,972           6,649
Billings in Excess of Actual Costs
   and Estimated Earnings on
   Contracts in Process                         3,212           2,647
Accrued Workers' Compensation Insurance         2,618           2,342
Accrued Liabilities                            18,876          10,340

   Total Current Liabilities                   32,678          22,607

Non-Current Liabilities                         9,998           9,246

Redeemable Preferred Stock                      7,341          10,490

Capital Stock                                   1,028           1,028
Paid-in Surplus                                   533             537
Retained Earnings                              32,689          31,942
Cumulative Translation Adjustments               (229)           (292)
Notes Receivable                                 (316)           (372)
Treasury Stock at Cost                        (17,303)        (17,315)

   Total Shareholders' Investment              16,402          15,528

TOTAL LIABILITIES AND
SHAREHOLDERS' INVESTMENT:                    $ 66,419        $ 57,871



                    IREX CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                        Nine Months Ended September 30
                                             1999            1998
                                                (In Thousands)
Cash Flows from Operating Activities:

Net income                                   $  1,534     $  3,245
Reconciliation of net income to net
   cash provided by operating activities
    Depreciation and amortization                 285        1,011
    Deferred income taxes                         -              1
    Provision for losses on accounts receivable   127          885

Decrease (increase) in current assets
   Receivables                                  2,132       (9,141)
   Inventories                                     33         (113)
   Prepaid income taxes and other
     prepaid expenses                             285          270
   Actual costs and estimated earnings
     on contracts in process in excess
     of billings, net                            (985)         (54)

Increase (decrease) in current liabilities
   Accounts payable                            1,460         3,526
   Accrued income taxes                          -            (926)
   Accrued liabilities and other liabilities   9,427         1,922

      Net cash provided by
      operating activities                    14,298           626

Cash Flows from Investing Activities:
   Net additions to property and equipment      (280)         (292)
   Acquisitions of certain businesses,
    net of cash acquired
      Assets                                     -          (5,640)
      Intangibles                                -            (930)
   Decrease (increase) in other assets            63           (63)

      Net cash used for investing activities    (217)       (6,925)

Cash Flows from Financing Activities:
   Net (repayments on) borrowings
    from revolving lines of credit              (629)        9,592
   Payments on long-term debt                    -          (1,877)
   Dividends paid                               (660)         (734)
   Exercise of stock options                     -           1,331
   Payment on notes receivable                    56           -
   Reissuance of common stock                      8           -
   Repurchase of common stock                    -             (88)
   Repurchase of preferred stock              (3,276)          -

      Net cash (used for) provided
        by financing activities               (4,501)        8,224

Net Increase in Cash and Cash Equivalents      9,580         1,925

Cash and Cash Equivalents
at Beginning of Period                        10,485           374

Cash and Cash Equivalents
at End of Period                             $20,065      $  2,299




                     IREX CORPORATION AND SUBSIDIARIES
                       September 30, 1999 and 1998

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

   (2) The Company has authorization for 2,000,000 shares of its common stock with a par value of $1.00 per share. At September 30, 1999 1,028,633 shares were issued, 432,202 shares were outstanding and 596,431 shares were held, at cost, in Treasury stock.

   (3) All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. The Company's income tax and interest payments for the first nine months of 1999 and 1998 were:
                                      1999             1998
              Income Taxes:         $127,000        $3,412,000
              Interest:             $ 72,000        $1,488,000

   (4) On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No.
130). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income, as defined by SFAS No. 130, is the total of net income and all other non-owner changes in equity. Total comprehensive income for the quarters ended September 30, 1999 and 1998 was $859,000 and $623,000, respectively. Total comprehensive income for the nine months ended September 30, 1999 and 1998 was $1,597,000 and $3,182,000, respectively.
The difference between net income and comprehensive income for the above periods is due to cumulative translation adjustments.

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

         The Spin-off was effected on December 31, 1998 (the Closing
Date) through the Distribution to the Company's shareholders of record at the close of business on December 28, 1998. SPI distributed these shares on the basis of one share of SPI Stock for every fifty Irex shares held. SPI did not issue certificates for fractional shares in the distribution. Instead, it canceled such shares and issued cash in lieu of fractional shares at a rate of $2,698.09 per SPI share. No consideration was paid by the Irex shareholders for shares of SPI Stock.

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

         The following pro forma unaudited condensed consolidated statements of income for the nine months ended September 30, 1998 and the three months ended September 30, 1998 give effect to the Spin-off of SPI, and are presented as if the Spin-off had occurred as of January 1, 1998.

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

         The Company's consolidated statements of income for the nine-month and three-month periods ended September 30, 1999 and consolidated statement of cash flows for the nine months ended September 30, 1999 do not include SPI's operating results. In addition, the Company's consolidated balance sheets at September 30, 1999 and December 31, 1998, respectively, do not include the balance sheet of SPI.


                    IREX CORPORATION AND SUBSIDIARIES
     PRO FORMA UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                                  Unaudited
                                                  Pro Forma   Unaudited
                                    Historical   Adjustments  Pro Forma
                       (In Thousands Except Share and Per Share Amounts)

Revenues                             $ 81,138   $(48,581)(a)  $ 32,557

Cost of Revenues                       62,979    (37,223)(a)    25,756

   Gross Profit                        18,159    (11,358)        6,801

Selling, General, and
  Administrative Expenses              16,310     (9,849)(b)     6,461

   Operating Income                     1,849     (1,509)          340

Interest Expense, Net                     524       (524)(c)       -

   Income Before Income Taxes           1,325       (985)          340

Income Tax Provision                      669       (498)          171

Net Income                           $    656   $  ( 487)     $    169

   Dividend Requirements for
     Preferred Stock                     (245)       -            (245)

NET INCOME (LOSS) APPLICABLE
TO COMMON STOCK                      $    411   $   (487)     $    (76)

Average Common Shares
  Outstanding-Basic                   426,242                  426,242

Effect of Stock Options Issued to
  Employees and Directors                 -                        -

Average Common Shares Outstanding
  -Diluted                            426,242                  426,242

Income Per Common Share
  -Basic                             $   0.96                 $  (0.18)

Income Per Common Share
  -Diluted                           $   0.96                 $  (0.18)


                    IREX CORPORATION AND SUBSIDIARIES
      PRO FORMA UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                 Unaudited
                                                 Pro Forma    Unaudited
                                    Historical  Adjustments   Pro Forma
                       (In Thousands Except Share and Per Share Amounts)

Revenues                             $233,526   $(134,653)(a)  $ 98,873

Cost of Revenues                      182,329     103,240)(a)    79,089

   Gross Profit                        51,197     (31,413)       19,784

Selling, General, and
 Administrative Expenses               43,932     (25,680)(b)    18,252

   Operating Income                     7,265      (5,733)        1,532

Interest Expense, Net                   1,534      (1,534)(c)       -

   Income Before Income Taxes           5,731      (4,199)        1,532

Income Tax Provision                    2,486      (1,852)          634

Net Income                           $  3,245   $  (2,347)     $    898

   Dividend Requirements for
     Preferred Stock                     (734)        -            (734)

NET INCOME APPLICABLE
TO COMMON STOCK                      $  2,511   $  (2,347)     $    164

Average Common Shares Outstanding
  -Basic                              411,192                   411,192

Effect of Stock Options Issued to
  Employees and Directors               3,481                     3,481

Average Common Shares Outstanding
  -Diluted                            414,673                   414,673

Income Per Common Share-Basic       $    6.11                  $   0.40

Income Per Common Share-Diluted     $    6.06                  $   0.40


   (a) This adjustment includes only SPI's activity with respect to third parties because intercompany sales and costs were eliminated in the Company's consolidated statement of income. SPI's net sales to affiliates were approximately $5.3 million for the nine months ended September 30, 1998 and $1.3 million for the third quarter ended September 30, 1998.


   (b) This adjustment includes the elimination of the costs, approximating $206,000 for the nine months ended September 30, 1998, associated with Irex corporate personnel who became employees of SPI prior to April 1, 1998. The amount also reflects fee income from the computer services agreement under which SPI will pay a fee, approximating $610,000 on an annualized basis, to continue utilizing Irex's computer hardware, software and systems personnel for a period of three years. SPI has the option to terminate the computer services agreement after 18 months by notifying Irex six months prior to the date of termination.

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

         The Company's reportable operating segments for the nine months and quarter ended September 30, 1998 include Distribution, Contracting and Other. The Distribution segment consists of SPI, which is primarily a distributor and fabricator of mechanical insulation, architectural/acoustical products and specialty products. The Contracting segment includes wholly owned subsidiaries, which primarily engage in mechanical insulation, abatement, fire protection and interior finish contracting. The Other segment consists of the parent company which provides various administrative and management services to the Distribution and Contracting segments and a Delaware investment company. As a result of the spin-off of the distribution unit on December 31, 1998, the Company no longer has reportable segments.

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



   (in thousands)            Distrib. Contr.  Other    Elim.     Total

Quarter Ended
September 30, 1998:

Net revenues from
  external customers        $ 48,581 $32,557  $  -   $(1,322)  $ 81,138
Intersegment net revenues      1,322     -       -       -          -
Total net revenues          $ 49,903 $32,557  $  -   $(1,322)  $ 81,138

Depreciation and amortization    317     (23)    39      -          333
Interest and dividend income      12      10    468     (449)(a)     41
Interest expense                 588     220    206     (449)(a)    565
Income tax expense (credit)      599     318   (248)     -          669
Net income (loss)                585     275   (204)     -          656
Capital expenditures             111    (148)    19      -          (18)




   (in thousands)            Distrib. Contr.  Other    Elim.     Total

Nine Months Ended
September 30, 1998:

Net revenues from
  external customers        $134,654 $98,872$   -    $(5,286)  $233,526
Intersegment net revenues      5,286     -      -        -          -
Total net revenues          $139,940 $98,872  $ -    $(5,286)  $233,526

Depreciation and amortization    721     168    122      -        1,011
Interest and dividend income      44      29  1,303   (1,283)(a)     93
Interest expense               1,692     614    604   (1,283)(a)  1,627
Income tax expense             1,607     525    354      -        2,486
Net income                     2,035     452    758      -        3,245
Segment assets                59,810  50,823 34,344  (39,111)(b)105,866
Capital expenditures             316     (58)    34      -          292



   (a) The Distribution and Contracting segments, in addition to the parent company, have indebtedness with Irex Financial Corporation
        (IFC) in the form of long-term unsecured notes. SPI's note was repaid December 31, 1998 as a condition of the spin-off discussed earlier. The parent company also provides a borrowing facility for the Distribution and Contracting segments, which receive credit for cash deposited ot charges for working capital needed. Based upon activity within the intercompany account, the Distribution and Contracting segments are charged interest expense.

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

         The Company's Board, at its April 29, 1999 meeting, authorized a call of up to 160,256 shares of Preferred Stock at a call price of $31.20 per share, plus accrued but unpaid dividends on such stock through June 30, 1999. The Company redeemed 104,953 shares as a result of the call. The redemption of 104,269 shares was recorded in the second quarter and the redemption of an additional 684 shares was recorded in the quarter ended September 30, 1999.

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

   (9) On June 24, 1999, the Company received approximately $11.2 million which was obtained through a settlement of certain obligations on insurance policies providing coverage for asbestos-related bodily injury claims. The Company anticipates that, in accordance with the insurance settlement agreements concerning asbestos-related bodily injury claims, the funds received in the settlement will be paid to Travelers Property Casualty Corp. (Travelers) during 1999. Through September 30, 1999, approximately $2.2 million of the settlement has been paid to Travelers and the remaining $9.0 million is included as an accrued liability on the Company's consolidated balance sheets. The settlement does not impact the Company's income statement because the payment is being passed to the Company's lead insurer for the payment of claims and defense costs.



                    IREX CORPORATION AND SUBSIDIARIES
                      September 30, 1999 and 1998

                 Management's Discussion and Analysis of
               Financial Condition and Results of Operations


   As a result of the spin-off of Specialty Products & Insulation Co.
(SPI) on December 31, 1998 (see Note 5 of the accompanying financial statements), the Company's consolidated operating results for the nine months ended September 30, 1999 do not include SPI; however, SPI's operating results are included in the consolidated statement of income for both the quarter and nine months ended September 30, 1998. The following discussion compares the Company's performance in the quarter and year-to-date periods ended September 30, 1999 with the pro forma results of operations for the respective periods in 1998 as presented in
Note 5. The pro forma amounts represent the Company's results of operations after giving effect to the dividend received from SPI and SPI's repayment of intercompany debt immediately after the spin-off and the elimination of operating results attributable to SPI for the three months and nine months ended September 30, 1998. Subsequent to the spin-off, the Company and its subsidiaries continue to operate within the specialty contracting industry.

   The Company achieved operating income of $1,091,000 in the third quarter of 1999, an increase of $0.8 million from the $340,000 achieved in last year's comparable quarter. The stronger third quarter has led to operating income of $1,676,000 for the nine months ended September 30, 1999, or a 9.4% increase from the $1,532,000 in last year's similar period. Exclusive of an approximate $800,000 gain recorded in the second quarter of 1998, resulting from the curtailment of the Company's pension plan, 1999 year-to-date operating results are nearly $950,000 ahead of 1998.

   Net income applicable to common shareholders, after the dividend requirement for preferred stock, was $683,000, or $1.58 per share for the third quarter of 1999. The third quarter of 1998 showed a net loss $76,000, or $(0.18) per share.

   For the nine-month period ended September 30, 1999, net income was $749,000, or $1.73 per common share. Exclusive of the premium paid for the preferred stock redemption (see Note 7 of the accompanying financial statements), net income was $874,000, or $2.02 per common share as compared to net income of $164,000, or $0.40 per common share in the comparable nine months of 1998. Exclusive of the pension curtailment gain noted earlier, selling, general and administrative expenses (SG&A) decreased approximately $900,000 in 1999 as compared to last year's first nine months. Interest earned on invested cash and the note receivable also contributed to the increase in net income.


Revenues:

   Total revenues for the three months ended September 30, 1999 increased 9.9% to $35,789,000 from $32,557,000 in last year's comparable quarter. The strong third quarter has led to year-to-date revenues of $101,470,000, a 2.8% increase from the $98,873,000 recognized for the first nine months of 1998. The Company typically secures few contracts that are priced in excess of one million dollars. In 1999, however, the Company's northeast region has executed a few contracts priced between $2 million and $10 million. This strong revenue performance for the nine months ended September 30, 1999 has offset a weaker start by many of the Company's other regional operations. The changes, both positive and negative, generally reflect conditions in localized markets within each region. In markets where a significant backlog of work does not exist, a lack of contracts available to bid and competitive pricing in bid opportunities, may lead to fluctuations in revenue performance. The Company does not follow a single-focus strategy to be the low-cost provider of specialty contracting services in each of the markets it serves. Thus, the Company recognizes that it may not secure work in localized markets where the competition is bidding contracts at prices that will not afford the Company an opportunity to earn acceptable gross profit margins.


Gross Profit:

   Gross profit for the quarter ended September 30, 1999 increased 7.2% to $7,288,000 from $6,801,000 in last year's comparable three months. The increase is attributable to higher revenues since gross profit margins were slightly lower in 1999's third quarter. For the nine months ended September 30, 1999, gross profit of $19,846,000 was mostly
unchanged from $19,784,000 in last year's comparable period.    The
gross profit margin was 19.5% through nine months in 1999 as compared to 20.1% in 1998. A significant factor in the margin decrease is the higher proportion of revenues generated from time and material (cost plus) contracts in 1999 as compared to 1998, which traditionally have lower margins associated with them. Contributing to this situation is the fact that the Company has earned two percentage points lower gross profit margin on cost plus contracts versus the prior year.


Selling, General and Administrative Expenses:

   SG&A amounted to $6,197,000, or 17.3% of revenues, for quarter ended September 30,1999. The comparable totals for last year's third quarter were $6,461,000 and 19.8%, respectively.

   In comparing the year-to-date period ended September 30, 1999 to the similar period of 1998, SG&A decreased by $882,000, or 4.6%, net of the approximate $800,000 pension curtailment gain noted earlier. The decrease is attributable to both property-related and personnel-related costs, including approximately $0.5 million lower accrual for incentive compensation. Expressed as a percentage of revenues and exclusive of the curtailment gain, SG&A decreased to 17.9% in 1999 from 19.3% in 1998 for the nine-month period. The Company has embraced a strategy of continual improvement to administrative processes and systems as the cornerstone in its ability to effectively manage costs. This strategy is critical in enabling the Company to offer competitively-priced services to its customers.


Financial Condition and Liquidity:

   The Company's consolidated balance sheets at September 30, 1999 and December 31, 1998 do not include the balance sheet of SPI. At September 30, 1999, the Company has working capital of $25.5 million and shareholders' investment (excluding preferred stock) of $16.4 million. Working capital at December 31, 1998 was $27.0 million and stockholders' equity was $15.5 million. The increase in both cash and accrued liabilities is attributable to the receipt of approximately $11.2 million on June 24, 1999 which was obtained through a settlement of certain obligations on insurance policies providing coverage for asbestos-related bodily injury claims. The Company anticipates that, in accordance with its insurance settlement agreements concerning asbestos-related bodily injury claims, the funds received in the settlement will be paid to Travelers Property Casualty Corp. (Travelers) during 1999. Through September 30, 1999, approximately $2.2 million of the settlement has been paid to Travelers and the remaining $9.0 is included as an accrued liability on the Company's consolidated balance sheets.

   The Company has no outstanding debt at September 30, 1999 as compared to $0.6 million at December 31, 1998. The Company was required to repay long-term debt as a result of the spin-off of SPI. The Company used proceeds from SPI's repayment of intercompany debt to pay down existing lines of credit. At September 30, 1999 and December 31, 1998, the Company had unsecured credit facilities with several banks totaling $22.5 million. There was availability under these unsecured credit facilities for additional borrowings of $14.6 million and $14.0 million at September 30, 1999 and December 31, 1998, respectively. The Company expects that funds from operations and available lines of credit will continue to provide sufficient liquidity to meet its working capital requirements.

   The Company's consolidated statements of cash flows do not include SPI activity for the nine months ended September 30, 1999; however, SPI's activity is included in the cash flows reported for the nine months ended September 30, 1998. Excluding SPI's operations for the nine months ended September 30, 1998, approximately $2.0 million net cash was used for operating activities. The $16.2 million change in cash position from operations is largely influenced by the $11.2 million insurance settlement noted earlier. Net cash used in the acquisition of certain businesses is entirely attributable to SPI for the nine months ended September 30, 1998. Finally, excluding the need for funding SPI's business operation, net cash provided by financing activities was approximately $3.9 million.


Income Taxes:

   The Company's effective income tax rate for the nine months ended September 30, 1999 is 35.4%. The significant decrease as compared to the 41.4% reflected in the pro forma consolidated statement of income for the nine months ended September 30, 1998 is primarily attributable to interest income that is not subject to state income taxes.


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

   Additional Y2K work is now concentrated on testing older PCs and making inquiries to determine the extent of imbedded chip issues in equipment and property that is leased by the Company. The Company has completed its efforts with respect to embedded chip issues in property that it owns. Approximately $65,000 has been spent to date by the Company on Y2K compliance. The Company projects that total Y2K compliance costs will not exceed $100,000. These costs will be expensed when incurred and will be funded through the Company's operations.

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


                    PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   The Company's ACandS, Inc. subsidiary is one of a number of defendants in pending lawsuits filed by approximately 137,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business. ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others.

   During the first three quarters of 1999, ACandS was served with cases involving 28,748 individual plaintiffs. In 1998, ACandS was served with cases involving 33,154 individual plaintiffs. There were 31,489 new plaintiffs in 1997, 37,777 new plaintiffs in 1996; 44,904 new plaintiffs in 1995, and 18,122 new plaintiffs in 1994. The filing of multiple asbestos-related bodily injury claims against ACandS began in approximately 1978/1979, but new filings in any single year did not exceed 16,000 until 1993.

   The bulk of the litigation against ACandS is centered in a relatively small number of jurisdictions. In 1998, over 60 percent of new claims filed against ACandS came from Ohio, Texas and Mississippi. Over 80 percent were filed in these three states together with New York, Maryland and West Virginia. The pattern in 1999 has been similar, with the same six states again accounting for over 80 percent of the filings to date. These jurisdictions have consistently produced heavy filings in recent years. It would appear that court rules and rulings favorable to claimants in these states encourage the filing of asbestos-related lawsuits.

   The great majority of the filings are apparently the result of screenings and other mass solicitation efforts. The lawsuits which result from such efforts are often filed with little investigation as to whether the claimants had any causative exposure to asbestos-containing products associated with any particular defendant. As the scope of the screening programs has increased, the degree of illness of the claimants seems to have diminished. However, the number of claims by individuals diagnosed with mesothelioma, a cancer of the lining of the lung associated with asbestos exposure, has remained relatively constant.

   Since the beginning of 1981, approximately 187,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. ACandS's average cost for resolving those claims has been low. Over half of the claims were closed without any liability payment by ACandS.

   In recent years, however, the courts in many states have given priority to the resolution of more serious cases, such as claims by individuals diagnosed with mesothelioma. This has resulted in some large settlements of individual claims in states such as New York and Maryland. In addition, the litigation risk in jurisdictions which are difficult for defendants had lead ACandS to block settle large numbers of claims in Texas, West Virginia and other states. ACandS's average disposition cost per claim increased significantly in 1998, and has increased again in 1999, largely as a result of sums paid in settlement of mesothelioma cases.

   Asbestos-related bodily injury cases filed against ACandS in federal court have been transferred since July, 1991 to the United States District Court for the Eastern District of Pennsylvania for coordinated or consolidated pretrial handling. Efforts toward a national solution of the asbestos litigation problem have been undertaken in this multidistrict proceeding, but none has been successful. Currently, certain asbestos defendants are supporting national legislation which would establish a comprehensive administrative program to handle asbestos-related claims. ACandS has been informed passage of such legislation is unlikely at this time.

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

   It has been more than 25 years since ACandS adopted the policy that it would not resell, use or install asbestos-containing insulation products. Given the length of time since this policy was established, the increased numbers of new claims in the last several years and the increase in disposition cost averages in 1998 and 1999 are troubling developments. In addition, the complexity of the asbestos-related disease litigation makes prediction difficult. Nevertheless, ACandS continues to effectively defend asbestos-related bodily injury cases, and anticipates that its average disposition costs will remain low in the context of the litigation. Management, therefore, believes that ACandS's insurance coverage is adequate to ensure that these actions will not have a material adverse effect on the long-term business or financial position of the Company.

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

   Insurance for the asbestos in building cases is being provided by Travelers Property Casualty Corp. Although that part of the coverage for these cases obtained from policies written by Aetna Casualty and Surety Co. (now part of Travelers) has been provided under a reservation of rights as to the availability and amount of the coverage, necessary insurance payments have been and continue to be made. Based on the rulings to date of courts which have considered the availability of insurance coverage for asbestos in building claims, ACandS does not anticipate significant problems concerning insurance for settled or pending claims. Accordingly, ACandS believes that the asbestos in building claims will not have a material adverse effect on the long-term business or financial condition of the Company.

   From time to time, the Company and its subsidiaries are also parties as both plaintiff and defendant to various claims and litigation arising in the normal course of business, including claims concerning work performed under various contracts. In the opinion of management, claims and litigation resulting in the normal course of business will not materially affect the Company's long-term business, financial position or results of operations.


                            SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               IREX CORPORATION



Date:   November 15, 1999

                                                   B. C. Werner
                                                    Controller
                                              Duly Authorized Signer