Form 10-K
period 1999-12-31
IREX CORP
filed 2000-03-30
CIK 1952

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C. 20549

                              FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                   THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended:     December 31, 1999
                 Commission file number:        2-36877

                           Irex Corporation
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             Pennsylvania
   (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                              23-1712949
                 (I. R. S. EMPLOYER IDENTIFICATION NO.)

      120 North Lime Street, Lancaster, Pennsylvania     17602
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)


Registrant's telephone number, including area code:     (717) 397-3633


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

As of March 15, 2000, 430,302 common shares were outstanding and the aggregate market value of the voting stock (based upon the bid price on March 15, 2000) held by nonaffiliates was approximately $5,993,401.


Documents Incorporated by Reference:    NONE


                               PART I



Item 1.    Business

Irex Corporation (The Company) consists of five wholly owned subsidiaries which operate within the specialty contracting industry. These companies primarily engage in mechanical insulation, abatement, fire protection and interior finish contracting. Domestic operations are conducted through five wholly owned subsidiaries: ACandS, Inc.; Centin, LLC; Spacecon,
LLC; Island Insulation Services, Inc.; and Pyro-Stop, LLC (formed 1/1/2000). Through ACandS Contracting Ltd., the Company is engaged in thermal insulation contracting in Canada. Prior to 1999, the Company also conducted business through its wholly owned subsidiary, Specialty Products
& Insulation Co. (SPI), a distributor and fabricator of mechanical insulation, architectural/acoustical products and specialty products. On December 31, 1998, the spin-off of SPI to the Irex shareholders was effective.
(See Note 2 of the accompanying consolidated financial statements.)

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

As of December 31, 1999, the Company had contract backlog, expressed in terms of unearned revenues for all secured contracts, of $29.5 million as compared to contract backlog of $37.4 million on December 31, 1998. A substantial portion of this backlog can reasonably be expected to be installed during 2000, since the average life cycle of the Company's projects is less than a year. During the past five years, beginning backlog ranged from 27% to 38% of contract revenues reported for the ensuing year.

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


Item 2.    Properties

The Company owns three properties in Lancaster, Pennsylvania. One is used as the Company's general offices, a two-story brick building containing 21,000 square feet of space. A second is primarily used for general office parking. The third consists mainly of a 29,000 square foot warehouse and shop facility which is leased by the Company's former distribution subsidiary.

All of the remaining offices and warehouses of the Company are leased at various locations throughout the United States and Canada. Some regional and area offices share facilities at the same location. After the spin-off of SPI, there are 37 leased regional, area and branch offices in the United States and three offices in Canada.

The Company also owns construction tools, light trucks, and such related equipment as required by its undertakings, all of which are considered to be in good working order and none of which is subject to any major encumbrances. Most of the automotive fleet has been converted to an operating lease arrangement with cancelable lease terms of up to five years.


Item 3.    Legal Proceedings

The Company's ACandS, Inc. subsidiary is one of a number of defendants in pending lawsuits filed by approximately 140,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business. ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others.

During 1999, ACandS was served with cases involving 38,446 individual plaintiffs. In 1998, ACandS was served with cases involving 33,154 individual plaintiffs. There were 31,489 new plaintiffs in 1997, 37,777 new plaintiffs in 1996; and 44,904 new plaintiffs in 1995. The filing of numerous asbestos-related bodily injury claims against ACandS began in approximately 1978/1979, but new filings in any single year did not exceed 16,000 until 1993, and did not exceed 21,000 until 1995.

The bulk of the litigation against ACandS is centered in a relatively small number of jurisdictions. In 1999, over 75 percent of new claims filed against ACandS came from Texas, Mississippi, Ohio, New York and Maryland. The pattern in 1998 was similar, with the same five states plus West Virginia accounting for over 80 percent of the filings. These jurisdictions have consistently produced heavy filings in recent years. It would appear that court rules and rulings favorable to claimants in these states encourage the filing of asbestos-related lawsuits.

The great majority of the filings are apparently the result of screenings and other mass solicitation efforts. The lawsuits which result from such efforts are often filed with little investigation as to whether the claimants had any causative exposure to asbestos-containing products associated with any particular defendant. As the scope of the screening programs has increased, the degree of illness of the claimants seems to have diminished. However, the number of claims by individuals diagnosed with mesothelioma, a cancer of the lining of the lung often associated with asbestos exposure, has remained relatively constant.

Since the beginning of 1981, approximately 194,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. ACandS's average cost for resolving those claims has been low. Over half of the claims were closed without any liability payment by ACandS.

In recent years, the courts in many states have given priority to the resolution of more serious cases, such as claims by individuals diagnosed with mesothelioma. This has resulted in some large settlements of individual claims in states such as New York and Maryland. In addition, the litigation risk in jurisdictions which are difficult for defendants has lead ACandS to block settle large numbers of claims in Texas, West Virginia and other states. ACandS's average disposition cost per claim increased significantly in 1998, and increased again in 1999, largely as a result of sums paid in settlement of the more serious cases. The absence of bankrupt manufacturers as defendants has apparently contributed to the increase in ACandS's disposition costs.

Asbestos-related bodily injury cases filed against ACandS in federal court have been transferred since July, 1991 to the United States District Court for the Eastern District of Pennsylvania for coordinated or consolidated pretrial handling. Efforts toward a national solution of the asbestos litigation problem have been undertaken in this multidistrict proceeding, but none has been successful. Currently, certain asbestos defendants are supporting national legislation which would establish a comprehensive administrative program to handle asbestos-related claims. ACandS has been informed that the prospects for such legislation are uncertain at best.

The defense of the cases pending against ACandS is now being handled by the Travelers Property Casualty Corp. with the participation of other insurers that wrote coverage for ACandS. Virtually all of ACandS's liability and defense costs for these cases are being paid by ACandS's insurance carriers.

ACandS through final settlement agreements has secured the commitment of a substantial amount of the considerable insurance coverage it has for asbestos-related bodily injury claims. ACandS believes it will secure additional coverage, if needed, from those insurers which have not to date settled with ACandS. One of the insurers with a continuing obligation to contribute coverage for ACandS has encountered financial difficulties in recent years, in part because of asbestos and environmental liabilities, but ACandS does not believe these difficulties will affect the adequacy of the coverage available to it.

It has been more than 25 years since ACandS adopted the policy that it would not resell, use or install asbestos-containing insulation products. Given the length of time since this policy was established, the increased numbers of new claims in the last five years and the increase in disposition cost averages in 1998 and 1999 are troubling developments. The combination of increased filings and higher disposition costs has resulted in escalating annual settlement expenditures by ACandS's insurers. As a result, the rate of exhaustion of ACandS's insurance coverage has increased.

The complexity of the asbestos-related disease litigation makes prediction of future events difficult. Nevertheless, ACandS continues to effectively defend asbestos-related bodily injury cases, and anticipates that its average disposition costs will remain low in the context of the litigation. Despite the closing of 194,000 claims, the bulk of ACandS's insurance coverage remains available. Management, therefore, believes that ACandS's insurance coverage is adequate to ensure that these actions will not have a material adverse effect on the long-term business or financial position of the Company.

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

                             High Bid           Low Bid

   1998   1st Quarter        31 - 3/8           27 - 1/2
          2nd Quarter        37 - 1/2              33
          3rd Quarter        37 - 1/2           37 - 1/2
          4th Quarter          46               37 - 1/2


   1999   1st Quarter          50                  16
          2nd Quarter          22                16 - 1/4
          3rd Quarter        22 - 3/4            20 - 1/2
          4th Quarter        21 - 1/4              21


On March 15, 2000, the stock price quotation according to National
Quotation Bureau, Inc. was 20.50 bid and none offered, and there were 303 record holders of the Company's Common Stock. The total number of shares outstanding is 430,302. On December 31, 1998 the spin-off of Specialty Products & Insulation Co., the Company's wholly owned subsidiary, was effective. (See Note 2 of the accompanying consolidated financial statements statements.) The Company has not paid a cash dividend on its Common Stock during the two-year period ended December 31, 1999. In the foreseeable future, the Company does not expect to pay cash dividends on the outstanding common shares at December 31, 1999.


Item 6.  Selected Financial Data

IREX CORPORATION AND SUBSIDIARIES:

Following is a consolidated summary of operations for the five years ended December 31, 1999. This summary should be read in conjunction with the consolidated financial statements and notes thereto, which are included in Item 8 of this report.

                          CONSOLIDATED SUMMARY OF OPERATIONS

                                  Year Ended December 31
                      1999      1998        1997      1996      1995
                        (Dollars in thousands, except per share data)
TOTAL REVENUES      $136,279  $315,119    $278,150  $271,131  $244,441
NET INCOME (LOSS)   $  2,621  $  4,211(2) $  2,533  $  2,873  $  1,778(1)
PREFERRED STOCK
  DIVIDENDS (3)     $   (831) $   (979)   $   (980) $   (980) $   (980)
INCOME (LOSS)
  APPLICABLE TO
  COMMON SHARES     $  1,664  $  3,232    $  1,553  $  1,893  $    798
CASH FLOW FROM
  OPERATIONS        $  2,466  $  7,531    $  3,219  $  1,933  $    392
TOTAL ASSETS        $ 55,345  $ 57,871    $ 88,545  $ 85,325  $ 81,635
LONG TERM DEBT (4)  $   ---   $   ---     $  7,504  $  9,286  $ 12,543
REDEEMABLE PREFERRED
  STOCK (3)         $  7,341  $ 10,490    $ 10,490  $ 10,490  $ 10,496
PER COMMON SHARE:
  EARNINGS-BASIC (5)$   3.85  $   7.75    $   4.05  $   4.80  $   2.01
EARNINGS-DILUTED (5)$   3.85  $   7.70    $   4.00  $   4.76  $   2.00
  CASH DIVIDENDS (3)$   ---   $   ---     $   ---   $   ---   $   ---
  BOOK VALUE        $  40.33  $  35.96    $  34.59  $  30.58  $  25.59

(1) Includes cumulative effect of accounting change, net of income taxes, of $1,377,000 due to change in the method of estimating workers' compensation claims liability.

(2) Includes extraordinary loss on extinguishment of debt, net of income taxes, of $331,000.

(3)  See Note 14 to the accompanying consolidated financial statements.

(4)  See Note 12 to the accompanying consolidated financial statements.

(5)  See Note 11 to the accompanying consolidated financial statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

As a result of the spin-off of Specialty Products & Insulation Co. (SPI) on December 31, 1998 (see Note 2 of the accompanying consolidated financial statements), the Company's consolidated operating results for the year ended December 31, 1999 do not include SPI; however, SPI's operating results are included in the consolidated statements of income for the years ended December 31, 1998 and 1997. The following discussion, except where noted, compares the Company's performance for the year ended December 31, 1999 with the pro forma unaudited results of operations for the respective periods in 1998 and 1997 as presented in
Note 2. The pro forma unaudited amounts represent the Company's results of operations after giving effect to the dividend received from SPI and SPI's repayment of intercompany debt immediately after the spin-off and the elimination of operating results attributable to SPI for the twelve months ended December 31, 1998 and 1997. The Company's consolidated balance sheets as of December 31, 1999 and 1998 do not include the balance sheet of SPI. Subsequent to the spin-off of its distribution subsidiary, the Company and its subsidiaries continue to operate within the specialty contracting industry.

The Company reported net income of $2,621,000 for the year ended December 31, 1999 as compared to $1,099,000 net income for the year ended December 31, 1998. Included in results for 1999 is $1,100,000 income related to the reversal of a contingency accrual (further discussed in Note 5), which contributed approximately $650,000 to net income. Also included in 1999 results is interest income (net of expense) of $1,062,000, which increased net income by approximately $700,000. For the year ended December 31, 1998, net income of $1,099,000 includes an after-tax gain of approximately $490,000 related to curtailment of the Company's pension plan (see Note 9). After adjusting for these non comparable items, net income of $1,271,000 in 1999 was slightly more than double the $609,000 earned in 1998. The Company showed a net loss of $(1,121,000) for the year ended December 31, 1997.

Net income applicable to common shareholders after preferred dividends and the premium paid for redemption of preferred stock (see Note 14) was $1,664,000 for the year ended December 31, 1999 as compared to $120,000 in 1998 and a loss of $(2,101,000) in 1997. The Company achieved net income per common share of $3.85 for the year ended December 31, 1999. For the year ended December 31, 1998, net income per common share was $0.29 before the extraordinary loss and the effect of the extraordinary loss was $(0.79) per share. Net loss per common share was $(5.47) for the year ended December 31, 1997.

Return on average common shareholders' equity (ROE), calculated on net income applicable to common stock, was 10.3%, for the year ended December 31, 1999. Including the results of SPI, ROE was 21.4% and 12.8% for the years ended December 31, 1998 and 1997, respectively. The Company's return on average assets (ROA), calculated on net income, was 4.3% for the year ended December 31, 1999. Including the results of SPI, ROA was 4.2% and 2.9% for years ended December 31, 1998 and 1997, respectively. Exclusive of the extraordinary loss in 1998, ROE and ROA were 23.6% and 4.5%, respectively.

The Company, in its first full year of operations since the spin-off of SPI, has embarked on a strategy that focuses primarily on improving gross profit and operating margins. Securing contracts at margins which reflect the quality of services provided to customers and then aggressively managing a project's execution, with especially safe work practices, will generate improved gross profit margins. The Company's efforts in continually examining and evaluating administrative processes will contribute to improved operating margins. The Company has placed secondary emphasis on revenue growth through both diversification of the specialty contracting services provided to customers and selective acquisition opportunities in markets it presently serves.

The following discussion and analysis of results of operations provides additional information on the Company's businesses and should be read in conjunction with the consolidated financial statements and accompanying notes.

Results of Operations:

Total revenues for 1999 increased 3.1% to $136.3 million from $132.2 million in 1998. Total revenues were $129.1 million for the year ended December 31, 1997. Prior to 1999, the Company had experienced a recent trend of declining revenues generated from its traditional core business of installing insulation in industrial and commercial applications. The stabilization of the trend in 1999 is mostly attributable to approximately $12.6 million of work performed at one power generating facility. Although deregulation in the power generation industry has contributed to the erosion of some core business, the Company has been successful in generating additional revenues from nontraditional sources.

The Company continues to pursue opportunities outside the core insulation business by providing specialty contracting services for asbestos abatement, lead abatement, interior finish contracting and fire protection. In markets where a significant backlog of work does not exist, a lack of contracts available to bid and competitive pricing in bid opportunities, may lead to fluctuations in revenue performance. The Company does not follow a single-focus strategy to be the low-cost provider of specialty contracting services in each of the markets it serves. Thus, the Company recognizes that it may not secure work in localized markets where the competition is bidding contracts at prices that will not afford the Company an opportunity to earn acceptable gross profit margins.

Gross profit increased slightly to $27.8 million in 1999 from $27.2 million in 1998. The 1999 result represents a 5.7% increase from the $26.3 million gross profit achieved in 1997. Margins, or gross profit dollars expressed as a percentage of revenues, were 20.4%, 20.6% and 20.3% in 1999, 1998 and 1997, respectively. Competitive bidding to secure lump-sum contracts continues to squeeze pricing while placing a premium on contract execution. The Company has been able to maintain margin levels by focusing on quality of bid preparation, consistent pre-execution planning and aggressive management of direct job costs. In addition, efforts placed on corporate and regional safety initiatives have played a significant role in lowering the number of workers' compensation/insurance claims and ultimately reducing these costs.

Selling, general and administrative (SG&A) expenses were $23.5 million in 1999, a decrease of 4.1% from $24.5 million SG&A expense for the twelve months ended December 31, 1998. Excluding the pension curtailment gain of $869,000 recorded during 1998 (see Note 9), SG&A expenses in 1999 were down 7.4% compared to 1998. SG&A expenses amounted to $28.0 million in 1997. The decrease in 1999 is primarily attributable to the reversal of the $1.1 million contingency accrual noted earlier in the discussion.
The restructuring undertaken during 1996 by the Company's principal contracting subsidiary, ACandS, Inc. contributed significantly to the reduction in SG&A from the level reflected in 1997, as did subsequent downsizing by another of the Company's contracting subsidiaries. Management believes that the end product of these actions is the development of an overhead structure which enables the Company to offer competitively-priced services while maintaining responsiveness to customer needs. The Company strives for continual improvement in its processes (e.g. contract sales and execution, office administration) with an aim toward reducing the ratio of SG&A expenses to gross profit earned.

Operating income improved to $4.3 million in 1999 from $2.7 million in 1998. Excluding the 1999 contingency reversal and the 1998 curtailment gain noted above, operating income increased approximately 77% to $3.2
million in 1999 from $1.8 million in 1998.   The Company incurred a
$(1.7) million operating loss in 1997. Operating income, excluding the items noted and expressed as a percentage of revenues, was 2.4%, 1.4% and (1.3)% for 1999, 1998 and 1997, respectively. This trend of improved operating margins reflects the Company's targeted efforts highlighted in the previous discussion.


Finance and Liquidity:

The Company's working capital position remains strong after the first full year of operations since the spin-off of SPI, whose balance sheet is not included in the consolidated balance sheets at December 31, 1999 and 1998. With the spin-off, the Company will no longer have significant working capital requirements to fund the expansion of SPI. Working capital was $24.1 million at December 31, 1999 as compared to $27.0 million at December 31, 1998. Contract backlog, expressed in terms of unearned revenues for all secured contracts, was $29.5 million at December 31, 1999. This level continues a trend of the past few years where secured contract orders turn over more quickly. Generally, backlog for the specialty contracting industry is lower than that of the overall construction industry when measured in terms of the percentage of annual revenues it represents. The Company's relative mix of both the type of work (insulation, abatement, interior contracting, etc.) and the end customer (industrial, commercial, etc.) contribute to the level of contract backlog at a given point in time. Contract backlog was $37.4 million and $42.8 million at December 31, 1998 and 1997, respectively,

Capital expenditures of $0.4 million in 1999 were comparable to 1998 and 1997 expenditures (exclusive of SPI's operations) of $0.2 million $0.4 million, respectively. Management does not foresee any significant capital expenditures in the near term other than the normal replacement of equipment.

The Company has no debt outstanding at December 31, 1999 compared to $0.6 million outstanding at December 31, 1998. The Company was required to repay long-term debt as a result of the spin-off, and it used proceeds from SPI's repayment of intercompany debt to pay down existing lines of credit. At December 31, 1999 and 1998, the Company had unsecured credit facilities with several banks totaling $22.5 million. There was availability under these unsecured credit facilities for additional borrowings of $16.0 million and $14.0 million at December 31, 1999 and 1998, respectively. Short-term debt was used to provide funding of $3.2 million for the acquisitions made during 1997. See Note 4 for additional discussion of the Company's acquisitions. The Company expects that funds from operations and available lines of credit will continue to provide sufficient liquidity to meet its working capital requirements. See Note 12 for more information on the Company's borrowings.

Preferred Stock Issuance and Dividends:

During 1992, the Company exchanged 349,864 shares of redeemable preferred stock for an equal number of the Company's outstanding common shares.
The common shares exchanged were included in Treasury Stock at December 31, 1999. The Company redeemed 104,970 shares during 1999, of which 104,953 were redeemed as a result of a call authorized by the Board of Directors on April 29, 1999. As a result of the call and subsequent redemption, 244,703 preferred shares remain outstanding at December 31, 1999. See Note 14 for more information on the Company's redeemable preferred stock.

Dividends on the preferred stock accrue at an annual rate of $2.80 per share. In the foreseeable future, the Company does not expect to pay cash dividends on the outstanding common shares at December 31, 1999.

Income Taxes:

The effective tax rate was 51.5% in 1999 compared to 46.8% in 1998 and
43.7 % in 1997. The Company's effective tax rate is primarily dependent upon the amount of operating income and its effect on the rate attributable to the 50% disallowance for meals and entertainment, the impact of state rates on deferred tax assets and the sources of state taxable income. In addition, two items added a total of 13.0% to the Company's 1999 effective income tax rate: (1) settlement of several issues with the Canadian taxation authority and (2) the write off of unrealizable deferred tax assets. See Note 5 for additional discussion of these items.

Net deferred income tax assets were $5.8 million at December 31, 1999 compared to $5.7 million at December 31, 1998. The Company has determined that no valuation allowance for the deferred income tax asset is required as of December 31, 1999 and 1998, as the future realization of such tax benefits is considered to be more likely than not through the combination of carry back availability, certain tax-planning strategies that would allow for acceleration of deductible temporary differences to utilize remaining carry back availability and through expected future taxable income. Future taxable income must be approximately $6.3 million in order to realize the portion of deferred tax assets not realizable through carry back availability or tax-planning strategies.

Year 2000 Issue:

The Company's ability to conduct its day-to-day operations is dependent in part on an integrated software program and data-based system
(collectively, the System). The System serves as a critical tool in carrying out functions in several key areas of the business, including contract management, sales, financial reporting and personnel administration.

Early in 1998, the Company began to assess the System with respect to the Year 2000 (Y2K) issue. Additional Y2K work performed during 1999 focused on testing older PCs and on testing for imbedded chip issues in equipment and property that are unrelated to the information technology aspect of business operations.

The Company spent less than $100,000 on Y2K compliance, excluding the cost of approximately 100 personal computers which are leased in the normal course of business. The Company experienced no major interruption of service from its suppliers and vendors, and no customers have advised the Company of Y2K problems that will prevent timely remittance of amounts owed.

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

     I.  Irex Corporation and Subsidiaries:

         (a)  Report of Independent Public Accountants

         (b)  Consolidated Balance Sheets -- December 31, 1999 and 1998

         (c) Consolidated Statements of Income for the Three Years Ended December 31, 1999, 1998 and 1997

         (d) Consolidated Statements of Shareholders' Investment for the Three Years Ended December 31, 1999, 1998 and 1997

         (e) Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1999, 1998 and 1997

         (f) Notes to Consolidated Financial Statements -- December 31, 1999, 1998 and 1997

         (g)  Schedules:

              II. Valuation and Qualifying Accounts for the Three Years Ended December 31, 1999, 1998 and 1997

         All other schedules are omitted as not applicable because the required matter or conditions are not present.




                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of
Directors, Irex Corporation:


We have audited the accompanying consolidated balance sheets of Irex Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Irex Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is for purposes of complying with the Securities and Exchange Commissions's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                       /S/ Arthur Andersen LLP


Lancaster, Pennsylvania
   March 10, 2000



                    IREX CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                                      December 31

 ASSETS                                           1999          1998

CURRENT ASSETS:
  Cash and cash equivalents (Note 8)          $ 7,605,000   $ 10,485,000
  Receivables, less reserves of $397,000 in
    1999 and $399,000 in 1998                  30,901,000     29,719,000
  Inventories of materials and supplies, at the
    lower of cost (first-in, first-out) or market 459,000        512,000
  Actual costs and estimated earnings
    on contracts in process in excess of
    billings (Notes 1 and 3)                    4,870,000      3,750,000
  Prepaid income taxes (Note 6)                     ---        2,398,000
  Other prepaid expenses                          286,000        194,000
  Deferred income taxes (Notes 1 and 6)         3,221,000      2,543,000

    Total current assets                       47,342,000     49,601,000

PROPERTY AND EQUIPMENT,
  at cost (Note 1):
  Land                                            133,000        133,000
  Buildings and improvements                    1,960,000      1,931,000
  Machinery and equipment                       4,085,000      4,223,000
                                                6,178,000      6,287,000

  Less - Accumulated depreciation              (5,175,000)   (5,288,000)

                                                1,003,000       999,000


NOTE RECEIVABLE (Note 2)                        3,684,000      3,500,000

DEFERRED INCOME TAXES (Notes 1 and 6)           2,559,000      3,147,000

OTHER ASSETS (Note 1)                             757,000        624,000

                                              $55,345,000    $57,871,000



                                                      December 31
LIABILITIES AND
SHAREHOLDERS' INVESTMENT                          1999           1998

CURRENT LIABILITIES:
  Notes payable to banks (Note 12)            $      ---     $   629,000
  Accounts payable                              5,456,000      6,649,000
  Billings in excess of actual costs and
    estimated earnings on contracts in
    process (Notes 1 and 3)                     2,405,000      2,647,000
  Accrued income taxes (Note 6)                 2,197,000           ---
  Accrued workers' compensation
    insurance (Note 1)                          2,337,000      2,342,000
  Accrued liabilities (Note 15)                10,898,000     10,340,000
    Total current liabilities                  23,293,000     22,607,000


NON-CURRENT LIABILITIES (Notes 1 and 16)        7,371,000      9,246,000


COMMITMENTS AND CONTINGENCIES (Note 7)

REDEEMABLE PREFERRED STOCK, $1 par
  value; authorized 2,000,000 shares; issued
  and outstanding 244,703 shares in 1999 and
  349,673 shares in 1998 (Note 14)              7,341,000     10,490,000

SHAREHOLDERS' INVESTMENT:
  Common stock $1 par value;
    authorized 2,000,000 shares;
    issued 1,028,633 shares in 1999
    and 1998; outstanding 429,952
    shares in 1999 and 431,802 shares
    in 1998                                     1,028,000      1,028,000
  Paid-in surplus                                 533,000        537,000
  Retained earnings                            33,606,000     31,942,000
  Cumulative translation adjustments (Note 1)    (208,000)      (292,000)
  Notes receivable (Note 10)                     (263,000)      (372,000)
                                               34,696,000     32,843,000

  Treasury stock, 598,681 shares in 1999 and
    596,831 shares in 1998, at cost           (17,356,000)   (17,315,000)
  Total shareholders' investment               17,340,000     15,528,000

                                              $55,345,000    $57,871,000

The accompanying notes are an integral part of these statements.



                    IREX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME

                                        Year Ended December 31

                                    1999          1998          1997
REVENUES (Note 1):
  Contracting                   $136,060,000  $131,828,000  $128,401,000
  Distribution and other             219,000   183,291,000   149,749,000

    Total revenues               136,279,000   315,119,000   278,150,000

COST OF REVENUES (Note 1)        108,440,000   245,101,000   217,786,000

  Gross profit                    27,839,000    70,018,000    60,364,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES         23,493,000    59,166,000    53,924,000

    Operating income               4,346,000    10,852,000     6,440,000

INTEREST AND DIVIDEND INCOME       1,116,000       139,000        18,000

INTEREST EXPENSE                     (54,000)   (2,447,000)   (1,960,000)

    Income before income taxes     5,408,000     8,544,000     4,498,000

INCOME TAX PROVISION
  (Notes 1 and 6)                  2,787,000     4,002,000     1,965,000

NET INCOME BEFORE
  EXTRAORDINARY ITEM               2,621,000     4,542,000     2,533,000

EXTRAORDINARY ITEM - LOSS ON
  DEBT EXTINGUISHMENT
  (Net of Applicable Income
  Tax Benefit of $211,000)
  (Notes 5 and 12)                     ---        (331,000)        ---

NET INCOME                      $  2,621,000  $  4,211,000  $  2,533,000

Dividend requirements for
    Preferred Stock (Note 14)       (831,000)     (979,000)     (980,000)

Premium paid for redemption
  of Preferred Stock                (126,000)        ---           ---

NET INCOME APPLICABLE
  TO COMMON STOCK               $  1,664,000 $  3,232,000   $  1,553,000


Income per common share-Basic
  Before Extraordinary Item     $    3.85    $     8.54     $     4.05
  Extraordinary Item                 ---          (0.79)          ---

  Net Income                    $    3.85    $     7.75     $     4.05

Income per common share - Diluted
  Before Extraordinary Item     $    3.85    $     8.49     $     4.00
  Extraordinary Item                 ---          (0.79)          ---
  Net Income                    $    3.85    $     7.70     $     4.00

The accompanying notes are an integral part of these statements.

                                   IREX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

                                                         Cumulative
                        Common    Paid-in   Retained     Translation    Treasury     Notes         Comprehensive
                         Stock    Surplus   Earnings     Adjustments      Stock      Receivable    Income
BALANCE,
JANUARY 1, 1997       $1,028,000  $459,000  $29,110,000  $(165,000)   $(18,646,000)  $  ---

 Net income                ---       ---      2,533,000      ---             ---        ---        $2,533,000
 Cash dividends
  on preferred stock       ---       ---       (980,000)     ---             ---        ---           ---
 Translation
  adjustments              ---       ---          ---      (48,000)          ---        ---           (48,000)
 Issuance of
  common stock             ---     (10,000)       ---        ---             7,000      ---           ---
 Repurchase of
  common stock             ---       ---          ---        ---          (265,000)     ---           ---

 Comprehensive
  income                                                                                           $2,485,000

BALANCE,
DECEMBER 31, 1997      1,028,000   449,000   30,663,000   (213,000)    (18,854,000)     ---

 Net income                ---       ---      4,211,000      ---             ---        ---        $4,211,000
 Cash dividends
  on preferred stock       ---       ---       (979,000)     ---             ---        ---           ---
 Translation
  adjustments              ---       ---          ---      (79,000)          ---        ---           (79,000)
 Exercise of
  stock options            ---     (35,000)    (249,000)     ---         1,634,000      ---          ---
 Tax benefit on stock
  options exercised        ---     123,000        ---        ---             ---        ---          ---
 Repurchase of
  common stock             ---       ---          ---        ---           (95,000)     ---          ---
 Notes receivable
  for shares sold          ---       ---          ---        ---             ---      (372,000)      ---
 Spin-off of
  subsidiary
  (Note 2)                 ---       ---     (1,704,000)     ---             ---         ---         ---

 Comprehensive
  income                                                                                           $4,132,000

BALANCE,
DECEMBER 31,1998       1,028,000   537,000   31,942,000   (292,000)    (17,315,000)   (372,000)

 Net income                ---       ---      2,621,000      ---            ---         ---        $2,621,000
 Cash dividends
  on preferred stock       ---       ---       (831,000)     ---            ---         ---          ---
 Translation
  adjustments              ---       ---          ---      84,000           ---         ---            84,000
 Issuance of
  common stock             ---      (4,000)       ---        ---            12,000      ---          ---
 Repurchase of
  common stock             ---       ---          ---        ---           (53,000)     ---          ---
 Payments on notes
  receivable
  for shares sold          ---       ---          ---        ---            ---        109,000       ---
 Premium paid for
  redemption of
  preferred stock          ---       ---       (126,000)     ---            ---         ---          ---

 Comprehensive
  income                                                                                           $2,705,000

BALANCE,
DECEMBER 31,1999      $1,028,000  $533,000  $33,606,000   $(208,000)  $(17,356,000)  $(263,000)


The accompanying notes are an integral part of these statements.              IREX CORPORATION AND SUBSIDIARIES



               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Year Ended December 31
                                     1999         1998        1997
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net income                       $2,621,000    $4,211,000  $2,5339,000
 Reconciliation of net income to
  net cash provided by operating
  activities-
   Extraordinary loss on
    extinguishment of debt,
    net of tax benefit                 ---         331,000        ---
   Depreciation and amortization     375,000     1,524,000    1,236,000
   Deferred income tax (benefit)
    provision                        (90,000)      809,000      623,000
   Provision for losses on
    accounts receivable              197,000     1,254,000       83,000
   (Gain) loss on sale of assets     (18,000)      (79,000)      18,000
   Interest income paid-in-kind     (184,000)        ---          ---
  Increase) decrease in assets-
   Receivables                      (873,000)   (7,680,000)    (133,000)
   Inventories                        53,000      (831,000)    (667,000)
   Actual costs and estimated
    earnings on contracts in
    process in excess of billings,
    net                           (1,362,000)      521,000      720,000
   Prepaid income taxes            2,399,000      (680,000)    (181,000)
   Other assets and prepays         (150,000)     (409,000)     242,000
 (Decrease) increase in
 liabilities-
  Accounts payable                (1,355,000)    6,057,000     (172,000)
  Accrued income taxes             2,197,000         ---       (198,000)
  Accrued liabilities and
   other liabilities              (1,344,000)    2,503,000     (885,000)
    Net cash provided by
     operating activities          2,466,000     7,531,000    3,219,000

CASH FLOWS FROM
INVESTING ACTIVITIES:
 Additions to property and
  equipment                         (443,000)     (964,000)  (1,179,000)
 Proceeds from sales of property
  and equipment                       73,000       489,000       90,000
 Acquisitions of certain businesses,
  net of cash acquired
  Assets, net of liabilities
    assumed                         (143,000)   (7,167,000)  (2,523,000)
  Intangibles                        (70,000)   (2,531,000)    (930,000)
 Decrease (increase)
  in other assets                     98,000       (69,000)     (96,000)
       Net cash used for
       investing activities         (485,000)  (10,242,000)  (4,638,000)

CASH FLOWS FROM
FINANCING ACTIVITIES:
 Net (repayments on) borrowings
  from revolving lines of credit    (819,000)  (17,866,000)   6,055,000
 Payments on long-term debt            ---      (9,572,000)  (3,257,000)
 Dividends paid                     (831,000)     (979,000)    (980,000)
 Payment on notes receivable
  for shares sold                    109,000         ---          ---
 Reassurance of common stock           8,000     1,101,000       47,000
 Repurchase of common stock          (53,000)      (95,000)    (265,000)
 Repurchase of preferred stock     (3,275,000)       ---          ---
 Dividend received in spin-off
  transaction                           ---      7,000,000        ---
 Repayment of intercompany debt
  in spin-off transaction               ---     34,275,000        ---
 Cash transferred in spin-off
  transaction                           ---     (1,042,000)       ---
     Net cash (used for) provided
       by financing activities     (4,861,000)  12,822,000    1,600,000

NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS        (2,880,000)  10,111,000      181,000
CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                 10,485,000      374,000      193,000
CASH AND CASH EQUIVALENTS,
  END OF YEAR                     $ 7,605,000  $10,485,000    $ 374,000

The accompanying notes are an integral part of these statements.


                 IREX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1999, 1998 AND 1997


1.  PRINCIPLES OF CONSOLIDATION AND ACCOUNTING POLICIES:

The following summarizes the significant accounting policies employed by Irex Corporation (the Company) and subsidiaries.

Principles of Consolidation:

The consolidated financial statements include the accounts of Irex Corporation and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. As a result of the spin-off effected on December 31, 1998 discussed in Note 2, the consolidated balance sheet at December 31, 1998 does not include the balance sheet of Specialty Products & Insulation Co.

In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," gains and losses resulting from foreign currency transactions during the year are included in operating results, while gains and losses resulting from translation of the financial statements of the Company's Canadian subsidiary at the end of the year are reflected as cumulative translation adjustments in shareholders' investment. Foreign currency transaction gains and losses in 1999, 1998 and 1997 were not material.

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SAS No. 130). SAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income, as defined by SAS No. 130, is the total of net income and all other non-owner changes in equity. The cumulative translation adjustments shown on the consolidated statements of shareholders' investment represent the total difference between net income and comprehensive income.

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

Distribution and other revenues consist primarily of outright sales of purchased insulation and acoustical products (see Note 2).


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

The Company measures the estimated liability for workers' compensation claims employing actuarial assumptions to discount to present value the estimated future payments for these claims, using a risk-free interest rate. The Company believes this method more accurately reflects the current impact on its financial condition of the future cash outflows.

At December 31, 1999 and 1998, the estimated undescended liability for workers' compensation claims was $6,156,000 and $7,352,000, respectively. The present value of such claims was $4,922,000 and $5,795,000, using a weighted average discount rate of 5.98% and 6.18%, respectively.

The expected future payments as of December 31, 1999, on an undescended basis, are as follows:

    2000                 $ 1,581,000
    2001                   1,065,000
    2002                     703,000
    2003                     564,000
    2004                     395,000
    2005 and thereafter    1,848,000

                         $ 6,156,000

Income Taxes:

Deferred income taxes are not provided on the undistributed earnings of the Company's Canadian subsidiary since taxes payable upon distribution, net of foreign tax credits, are not expected to be significant. At December 31, 1999, the cumulative amount of such undistributed earnings was $1,270,000.

Property and Equipment:

Property and equipment are depreciated using principally the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expressed as incurred.

          Classification             Estimated Useful Lives

          Buildings                  15 to 30 years
          Leasehold improvements      3 to 10 years
          Machinery and equipment     3 to  7 years


Other Assets:

For the years ended December 31, 1999 and 1998, other assets primarily consist of prepaid pension cost as a result of the curtailment discussed in Note 9.

Non-Current Liabilities:

Other long-term liabilities consist of the non-current portions of workers' compensation, insurance and postretirement benefit liabilities.

Concentration of Business:

Subsequent to the spin-off of its distribution subsidiary (see Note 2), the Company and its subsidiaries operate within the specialty contracting industry throughout the United States and Canada.

For the years ended December 31, 1999, 1998 and 1997, no one customer accounted for more than 10% of revenues. The Company's contracting and distribution businesses purchase materials for use in contracts or resale from a limited number of major suppliers. Such concentration is normal for the industry and does not present an unreasonable risk or vulnerability to the Company. Approximately 21% of contracting revenues were derived from the power generation industry during the three-year period ended December 31, 1999. Management believes this concentration does not represent an unusual risk as contracts are widely dispersed by geography and customer.

Pronouncements to be Adopted:

During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SAS 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

SAS 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. The Statement cannot be applied retroactively. Management believes that the adoption of this Statement will not have a material impact on the financial statements.

2. SPIN-OFF OF SUBSIDIARY:

On January 19, 1998, the Company announced its intention to spin off one of its subsidiaries, Specialty Products & Insulation Co. (SPI). The Company's Board of Directors (the Board), at its February 26, 1998 meeting, approved in principle the proposed transaction in which shareholders of Irex common stock received a dividend of SPI common stock through a pro rata distribution of 100% of SPI's capital stock (the Distribution). On December 16, 1998, the Board granted final approval of the spin-off to the Irex shareholders of all the common stock of SPI (the Spin-off).

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

Immediately prior to the Spin-off, SPI declared a dividend of $10.5 million, which was paid to the Company as the sole shareholder of SPI. The dividend was paid by means of $7.0 million in cash and $3.5 million of junior subordinated notes of SPI. The pay-in-kind notes bear interest at 10.5% and mature April 1, 2003. The company received interest income of $184,000 in the form of a pay-in-kind note during 1999. At the Closing Date, immediately prior to the Distribution, total assets of SPI were $66.3 million and total liabilities were $64.6 million. The net investment of the Company in SPI was $1.7 million at the Closing Date, immediately prior to the Distribution. The transaction was treated as a non-cash transaction in the accompanying consolidated financial statements. Additionally, SPI repaid intercompany debt in the amount of $34.3 million immediately after the Spin-off.
On the Closing Date, immediately following the Distribution, Evercore Capital Partners L.P., Evercore Capital Partners (NQ) L.P. and Evercore Capital Offshore Partners L.P. (collectively, Evercore), invested approximately $15.4 million in SPI in exchange for 7,113 shares of newly-issued SPI Common Stock at the purchase price of $2,158.46 per share. In addition, certain officers of SPI acquired 109 shares of newly-issued Common Stock. As a result of the Distribution and subsequent new investment, approximately 55% of SPI's Common Stock is owned by Irex shareholders and by SPI's management, and approximately 45% is owned by Evercore.

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

The "Pro Forma" amounts represent the pro forma results of operations of the Company after giving effect to the dividend received from SPI and SPI's repayment of intercompany debt immediately after the Spin-off and the elimination of operating results attributable to SPI for the periods presented. The pro forma unaudited condensed consolidated statements of income may not be indicative of the results that would have been obtained had the Spin-off actually occurred on the date assumed nor is it necessarily indicative of the future consolidated results of operations. The Company's consolidated balance sheets at December 31, 1999 and 1998 do not include the balance sheet of SPI.



                    IREX CORPORATION AND SUBSIDIARIES
      PRO FORMA UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998

                                          UNAUDITED
                                          PRO FORMA      UNAUDITED
                            HISTORICAL    ADJUSTMENTS    PRO FORMA
                     (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

REVENUES                    $ 315,119     $(182,924)(a)   $132,195

COST OF REVENUES              245,101      (140,121)(a)    104,980

 Gross Profit                  70,018       (42,803)        27,215

SELLING, GENERAL, AND
 ADMINISTRATIVE EXPENSES       59,166       (34,660)(b)     24,506

  Operating income             10,852        (8,143)         2,709

INTEREST EXPENSE - NET          2,308        (2,308) (c)     ---

 Income before income taxes     8,544        (5,835)         2,709

INCOME TAX PROVISION            4,002        (2,392)         1,610

NET INCOME BEFORE
   EXTRAORDINARY ITEM       $   4,542     $  (3,443)      $  1,099

 Dividend requirements
  for preferred stock            (979)         ---            (979)

NET INCOME BEFORE
 EXTRAORDINARY ITEM
 APPLICABLE TO COMMON STOCK $   3,563     $  (3,443)      $    120

Average common shares
 outstanding - Basic          417,163                      417,163

Effect of stock options
 issued to employees
 and directors                  2,467                        2,467

Average common shares
 outstanding - Diluted        419,630                      419,630

Income before extraordinary
 item per common share
 - Basic                    $    8.54                     $   0.29

Income before extraordinary
 item per common share
 - Diluted                  $    8.49                     $   0.29



                    IREX CORPORATION AND SUBSIDIARIES
      PRO FORMA UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
              FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997

                                          UNAUDITED
                                          PRO FORMA        UNAUDITED
                            HISTORICAL    ADJUSTMENTS      PRO FORMA
                     (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

REVENUES                    $ 278,150     $ (149,042) (a)  $ 129,108

COST OF REVENUES              217,786       (114,946) (a)    102,840

 Gross Profit                  60,364        (34,096)         26,268

SELLING, GENERAL, AND
 ADMINISTRATIVE EXPENSES       53,924        (25,971) (b)     27,953

 Operating income (loss)        6,440         (8,125)         (1,685)
INTEREST EXPENSE - NET          1,942         (1,942) (c)      ---

 Income (loss) before
  income taxes                  4,498         (6,183)        (1,685)

INCOME TAX PROVISION
 (BENEFIT)                      1,965         (2,529)          (564)

NET INCOME (LOSS)          $    2,533     $   (3,654)      $ (1,121)

 Dividend requirements
  for preferred stock            (980)          ---            (980)

NET INCOME (LOSS)
 APPLICABLE TO
 COMMON STOCK              $    1,553     $   (3,654)      $ (2,101)

Average common shares
 outstanding - Basic          383,859                        383,859

Effect of stock options
 issued to employees
 and directors                  4,683

Average common shares
 outstanding - Diluted        388,542

Income (loss) per common
 share - Basic             $     4.05                      $   (5.47)

Income (loss) per common
 share - Diluted           $     4.00                      $   (5.47)

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


3.  CONTRACTS IN PROCESS:

Contracts in process as of December 31, 1999 and 1998 are comprised of the following elements:

                                               1999            1998

  Costs and estimated earnings
   on uncompleted contracts                $ 82,883,000   $ 73,683,000

  Less:  Billings on uncompleted contracts  (80,418,000)   (72,580,000)

      Net                                  $  2,465,000   $  1,103,000


Contracts in process as of December 31, 1999 and 1998 are reflected in the accompanying balance sheets under the following captions:

                                               1999            1998
  Actual costs and estimated earnings
   on contracts in process is excess
   of billings                             $  4,870,000   $ 3,750,000

  Billings in excess of actual costs and
    estimated earnings on contracts
    in process                               (2,405,000)   (2,647,000)

                                           $  2,465,000   $ 1,103,000

Actual costs incurred on contracts in process in excess of billings includes contract costs attributable to claims in the amount of $334,000 and $75,000 at December 31, 1999 and 1998, respectively. Contract costs related to claims are carried at the lower of actual costs incurred or estimated net realizable value.


4. ACQUISITIONS:

The Company completed one acquisition during 1999 for cash consideration of approximately $0.2 million. The acquisition included the stock of a company primarily engaged in the specialty contracting business and was accounted for under the purchase method of accounting.

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

The Company's distribution subsidiary completed the 1998 and 1997 acquisitions prior to the spin-off described in Note2.

5.  FOURTH QUARTER MATTERS:

During the fourth quarter of 1999, the Company recognized income of $1.1 million related to the settlement of certain contingencies and reduced accruals by approximately $670,000 based on continued favorable experience with claims under its self-insurance programs. The settlement of the contingency was recorded as a reduction to selling, general and administrative expense and the favorable claims experience was recorded as a reduction to cost of revenues.

In 1999, the Company's Canadian subsidiary settled several issues with the Canadian taxation authority. As a result of these settlements, the Company recorded additional income tax expense of $412,000 in the fourth quarter of 1999.
Based on an analysis of the deferred tax accounts as of December 31, 1999, the Company determined that approximately $291,000 of the existing deferred tax assets were not realizable and wrote them off in the fourth quarter.


6.  INCOME TAXES:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SAS 109). Deferred income taxes are computed based on the differences between financial reporting and income tax reporting bases of assets and liabilities using enacted tax rates. The impact of changes in tax rates is reflected in income in the period in which the change is enacted. In conformity with SAS 109, deferred tax assets are classified based on the financial reporting classification of the related liabilities and assets which give rise to temporary book/tax differences. Deferred taxes relate to the following temporary differences:

                                            1999           1998

  Insurance reserves                    $ 5,696,000    $ 5,521,000
  Bad debt reserves                         151,000        133,000
  Pension and other benefits                (72,000)         7,000
  Contracts                                  35,000         54,000
  Other                                     (30,000)       (25,000)
                                        $ 5,780,000    $ 5,690,000

The Company has determined that no valuation allowance for the deferred tax asset is required as of December 31, 1999 and 1998, as the future realization of such tax benefits is considered to be more likely than not through the combination of carry back availability, certain tax planning strategies that would allow for acceleration of deductible temporary differences to utilize remaining carry back availability and through expected future taxable income.

Income (loss) before income taxes is comprised of the following components:

                                     1999        1998          1997

  Domestic                       $5,673,000   $7,444,000    $4,390,000
  Foreign                          (265,000)   1,100,000       108,000
                                 $5,408,000   $8,544,000    $4,498,000

Income tax provision (benefit) consists of:

                                     1999       1998         1997
  Currently payable:
    Federal                      $1,658,000  $2,473,000    $1,028,000
    State                           939,000     170,000       260,000
    Foreign                         280,000     550,000        54,000

     Total currently payable      2,877,000   3,193,000     1,342,000

  Deferred:
    Federal                         521,000      99,000       602,000
    State                          (611,000)    710,000        21,000

     Total deferred                 (90,000)    809,000       623,000

  Total                          $2,787,000  $4,002,000(1) $1,965,000

   (1) Excludes benefit of $211,000 from the extraordinary loss incurred as a result of the early extinguishment of long-term debt (see Note 12).

The effective income tax rate is different from the statutory Federal income tax rate as indicated below:

                                             1999     1998     1997

  Statutory federal income tax rate          34.0%    34.0%    34.0%
  State income taxes ($328,000, $880,000
   and $281,000), net of federal benefit      4.0      6.8      4.1
  Meals and entertainment (50% disallowance)  1.8      2.4      4.5
  Effects of foreign taxes                   (1.1)     2.1      0.4
  Tax settlements (Note 5)                    7.6       -        -
  Write off unrealizable deferred tax
   assets (Note 5)                            5.4       -        -
  Other, net                                 (0.2)     1.5      0.7

    Effective income tax rate                51.5%    46.8%    43.7%

The changes in the effective state income tax rate are due to the impact of state rate changes on deferred tax assets, as well as changes in the sources of the Company's state taxable income.


7.  CLAIMS AND CONTINGENCIES:

The Company's ACandS, Inc. subsidiary is one of a number of defendants in pending lawsuits filed by approximately 140,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business. ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others.

During 1999, ACandS was served with cases involving 38,446 individual plaintiffs. In 1998, ACandS was served with cases involving 33,154 individual plaintiffs. There were 31,489 new plaintiffs in 1997, 37,777 new plaintiffs in 1996; and 44,904 new plaintiffs in 1995. The filing of numerous asbestos-related bodily injury claims against ACandS began in approximately 1978/1979, but new filings in any single year did not exceed 16,000 until 1993, and did not exceed 21,000 until 1995.

The bulk of the litigation against ACandS is centered in a relatively small number of jurisdictions. In 1999, over 75 percent of new claims filed against ACandS came from Texas, Mississippi, Ohio, New York and Maryland. The pattern in 1998 was similar, with the same five states plus West Virginia accounting for over 80 percent of the filings. These jurisdictions have consistently produced heavy filings in recent years. It would appear that court rules and rulings favorable to claimants in these states encourage the filing of asbestos-related lawsuits.

The great majority of the filings are apparently the result of screenings and other mass solicitation efforts. The lawsuits which result from such efforts are often filed with little investigation as to whether the claimants had any causative exposure to asbestos-containing products associated with any particular defendant. As the scope of the screening programs has increased, the degree of illness of the claimants seems to have diminished. However, the number of claims by individuals diagnosed with mesothelioma, a cancer of the lining of the lung often associated with asbestos exposure, has remained relatively constant.

Since the beginning of 1981, approximately 194,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. ACandS's average cost for resolving those claims has been low. Over half of the claims were closed without any liability payment by ACandS.

In recent years, the courts in many states have given priority to the resolution of more serious cases, such as claims by individuals diagnosed with mesothelioma. This has resulted in some large settlements of individual claims in states such as New York and Maryland. In addition, the litigation risk in jurisdictions which are difficult for defendants has lead ACandS to block settle large numbers of claims in Texas, West Virginia and other states. ACandS's average disposition cost per claim increased significantly in 1998, and increased again in 1999, largely as a result of sums paid in settlement of the more serious cases. The absence of bankrupt manufacturers as defendants has apparently contributed to the increase in ACandS's disposition costs.

Asbestos-related bodily injury cases filed against ACandS in federal court have been transferred since July, 1991 to the United States District Court for the Eastern District of Pennsylvania for coordinated or consolidated pretrial handling. Efforts toward a national solution of the asbestos litigation problem have been undertaken in this multidistrict proceeding, but none has been successful. Currently, certain asbestos defendants are supporting national legislation which would establish a comprehensive administrative program to handle asbestos-related claims. ACandS has been informed that the prospects for such legislation are uncertain at best.

The defense of the cases pending against ACandS is now being handled by the Travelers Property Casualty Corp. with the participation of other insurers that wrote coverage for ACandS. Virtually all of ACandS's liability and defense costs for these cases are being paid by ACandS's insurance carriers.

ACandS through final settlement agreements has secured the commitment of a substantial amount of the considerable insurance coverage it has for asbestos-related bodily injury claims. ACandS believes it will secure additional coverage, if needed, from those insurers which have not to date settled with ACandS. One of the insurers with a continuing obligation to contribute coverage for ACandS has encountered financial difficulties in recent years, in part because of asbestos and environmental liabilities, but ACandS does not believe these difficulties will affect the adequacy of the coverage available to it.

It has been more than 25 years since ACandS adopted the policy that it would not resell, use or install asbestos-containing insulation products. Given the length of time since this policy was established, the increased numbers of new claims in the last five years and the increase in disposition cost averages in 1998 and 1999 are troubling developments. The combination of increased filings and higher disposition costs has resulted in escalating annual settlement expenditures by ACandS's insurers. As a result, the rate of exhaustion of ACandS's insurance coverage has increased.

The complexity of the asbestos-related disease litigation makes prediction of future events difficult. Nevertheless, ACandS continues to effectively defend asbestos-related bodily injury cases, and anticipates that its average disposition costs will remain low in the context of the litigation. Despite the closing of 194,000 claims, the bulk of ACandS's insurance coverage remains available. Management, therefore, believes that ACandS's insurance coverage is adequate to ensure that these actions will not have a material adverse effect on the long-term business or financial position of the Company.

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


8.  CONSOLIDATED STATEMENTS OF CASH FLOWS:

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The effect of changes in foreign exchange rates on cash balances in 1999, 1998 and 1997 was not material.

The Company's income tax and interest payments are summarized below:

                                       1999       1998       1997

  Income taxes (net of refunds)      $147,000  $3,560,000  $1,708,000
  Interest                           $125,000  $3,013,000  $2,005,000


9.  EMPLOYEE BENEFIT PLANS:

Defined Benefit Pension Plan:

The Company and its subsidiaries have a defined benefit pension plan covering substantially all of their salaried employees. The benefits under the plan are based on years of service and salary levels. The Company's policy is to fund pension costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

The Company's Board of Directors (Board) adopted a resolution to amend the defined benefit pension plan effective May 1, 1998. The amendment suspends the plan, thereby freezing the accrued benefits of all plan participants and discontinuing future benefit accruals. Under the provisions of SAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," freezing the benefits resulted in the recognition of a curtailment gain of $869,000 in 1998 for the decrease in the Company's benefit obligation. The gain was reported in the Company's consolidated statement of income as a reduction to selling, general and administrative expenses.

The increase in benefit payments from $428,000 in 1998 to $856,000 in 1999 is primarily attributable to lump sum payments that were made to terminated vested participants. When the Company spun off its distribution subsidiary at the end of 1998 (see Note 2), all of the subsidiary's active participants in the pension plan became terminated participants at that time. Under the provisions of the Company's pension plan, terminated participants eligible for lump sum payments of less than $3,500 were cashed out during 1999 and those with lump sum values between $3,500 and $10,000 were given the option to elect an immediate lump sum distribution. Terminated participants with lump sum values in excess of $10,000 remain vested terminated participants of the Company's pension plan.

Actuarially computed net pension expense includes the following components:

                                          1999       1998       1997
  Service cost-benefits earned
   during the period                  $    ---    $185,000    $517,000
  Interest cost on projected
   benefit obligation                    595,000    573,000    551,000
  Expected return on plan assets        (617,000)  (614,000)  (631,000)
  Amortization of prior service cost       ---       (3,000)    (8,000)
  Recognized net actuarial loss (gain)    16,000    (20,000)   (33,000)
  Effect of curtailment gain               ---      869,000)     ---

  Net pension expense                   $ (6,000) $(748,000)  $396,000


The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1999 and 1998:

                                                     1999       1998
Change in projected benefit obligation:
  Projected benefit obligation at
    beginning of year                           $10,519,000  $ 8,760,000
   Service cost                                       ---        185,000
   Interest cost                                    595,000      573,000
   Benefit payments                                (856,000)    (286,000)
   Actuarial (gain) loss                           (980,000)   3,651,000
  Projected benefit obligation
    before special events                         9,278,000   12,883,000
   Curtailments                                       ---     (2,364,000)
  Projected benefit obligation
    at end of year                                9,278,000   10,519,000

Change in fair value of plan assets:
  Fair value of plan assets
   at beginning of year                          10,871,000    8,759,000
     Employer contributions                           ---        775,000
      Benefit payments                           (856,000)    (428,000)
     Actual return on assets                        658,000    1,765,000
  Fair value of plan assets at end of year       10,673,000   10,871,000

Funded status                                     1,395,000      352,000
Unrecognized net actuarial loss (gain)             (708,000)     330,000
Prepaid benefit cost                             $  687,000   $  682,000

Assumptions used were:
                                                    1999        1998

  Weighted average discount rates                   6.15%       5.75%
  Rates of increase in future compensation levels    N/A         N/A
  Expected long-term rate of return on assets       5.75%       6.70%

A substantial number of the hourly employees of the Company's subsidiaries are covered by union-sponsored, collectively bargained, multiemployer pension plans. The Company contributed approximately $7,081,000 in 1999, $5,736,900 in 1998, and $5,297,000 in 1997 to such plans. Information is not available from the plans' administrators to permit the Company to determine its share of the unfunded vested benefits of these plans.

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

Actuarially computed net periodic postretirement benefit cost included the following components:

                                          1999       1998       1997

 Service cost-benefits earned
  during the period                    $  4,000   $  5,000   $  6,000
 Interest cost on accumulated
  postretirement benefit obligation      51,000     61,000     68,000
 Amortization of transition obligation   48,000     48,000     48,000
 Recognized net actuarial gain          (32,000)   (26,000)   (30,000)

    Net periodic postretirement
      benefit cost                     $ 71,000   $ 88,000   $ 92,000

The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheet at December 31, 1999 and 1998:

                                                      1999       1998
Change in projected benefit obligation:
 Projected benefit obligation at beginning of year $ 883,000  $ 927,000
   Service cost                                        4,000      5,000
   Interest cost                                      51,000     61,000
   Benefit payments                                 (100,000)  (100,000)
   Actuarial gain                                    (87,000)   (10,000)
Projected benefit obligation at end of year          751,000    883,000

Change in fair value of plan assets:
  Fair value of plan assets at beginning of year       ---        ---
     Employer contributions                          100,000    100,000
     Benefit payments                               (100,000)  (100,000)
  Fair value of plan assets at end of year             ---        ---

Funded status                                       (751,000)  (883,000)
Unrecognized transition obligation                   625,000    673,000
Unrecognized net actuarial gain                     (327,000)  (272,000)
Accrued benefit cost                              $ (453,000) $(482,000)

For measurement purposes, a 13% annual rate of increase in the per capita cost of covered health care benefits was assumed for calendar 1997; the rate was assumed to decrease to 10% for the years 1998 through 2000, decrease again to 7% in 2001 and remain level thereafter. Due to the provisions of the plan, increasing the assumed health care cost trend rates by one percentage point in each year would not have a significant impact on the accumulated postretirement benefit obligation or the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1999.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 6.75% at December 31, 1999 and 1998, respectively.

Other:

The Company and its subsidiaries have incentive compensation plans covering substantially all of their officers and key employees.
Incentive compensation for 1999 and 1998 was primarily based on after-tax earnings in excess of the cost of capital. For 1997, the Company and each of its subsidiaries used a separate measurement basis to determine incentive compensation. Rate of return on assets, earnings before interest and taxes and after-tax earnings in excess of the cost of capital each served as the basis in one of the various incentive plans. Total incentive compensation expense was $2,201,000 for 1999, $3,831,000 for 1998, and $2,337,000 for 1997.

The Company and its contracting subsidiaries also maintain a defined contribution savings incentive 401(k) plan covering substantially all U.
S. salaried employees. During 1999, the Company's hourly non-union employees became eligible to participate in the savings incentive plan. Effective June 1, 1998, the Company's distribution subsidiary created a separate 401(k) plan for its salaried employees. Contributions to the savings incentive plan are based on specified percentages of employee contributions to the plan. Expense for these plans was $634,000 in 1999, $835,000 in 1998, and $616,000 in 1997.

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


10.  STOCK OPTION PLANS:

Shareholders approved, via proxy vote at the Company's April 29, 1999 Annual Meeting, a Board resolution for a new Non-Qualified Stock Option Plan for Outside Directors (the New Plan).

The New Plan granted 2,500 options for each non-employee director and 3,750 options for the Chairman of the Board on January 1, 1999. The options carry an exercise price of $35.96, which is in excess of the fair market value of the stock, and therefore, no compensation expense was recorded. Options vest in equal increments over a five-year period on January 1 of each year beginning January 1, 1999 providing the Director is a director as of that date; or they vest in total in the event of a major corporate transaction. New non-employee directors or a new chairman of the board would receive options for the balance of the five-year program consistent with their position and offset by a reduction in their predecessors' vested shares. These later options would be granted at no less than the original strike price (i.e. $35.96) or such higher strike price as may be determined by the Board.

Prior to January 2, 1998, the Company maintained two non-qualified stock option plans (the Former Plans) which provided for the issuance to key employees and outside directors of up to 80,000 options to purchase shares of the Company's common stock. Generally, options outstanding under the Company's Former Plans: (i) were granted at prices which equated to the fair market value of the stock on the date of grant, (ii) vested over periods of one to three years, and (iii) expired ten years subsequent to date of grant.

On January 2, 1998 the Former Plan applicable to outside directors terminated under the provisions specifying that options be granted January 1 of each year for a five-year period beginning January 1, 1994.

Following is a summary of the status of the number of stock options as of December 31, 1999, 1998 and 1997, and the activity during the year ended on those dates, along with the range of exercise prices for options outstanding at year end:

                            1999           1998             1997
                                Wgtd.           Wgtd.            Wgtd.
                                Avg.            Avg.             Avg.
                                Exer.           Exer.            Exer.
                       Share    Price    Shares Price   Shares   Price


Options Outstanding at
  Beginning of Year     ---    $ ---    51,850  $23.48  49,350  $23.83
Options Granted        21,250   35.96    4,000   27.50   8,600   21.88
Options Exercised       ---      ---   (55,850)  23.77    ---     ---
Options Expired
  or Canceled           ---      ---      ---     ---   (6,100)  24.02
Options Outstanding at
  End of Year          21,250    ---      ---     ---   51,850  $23.48

Range of Exercise Prices
  of Options Outstanding      $ 35.96                          $16.125-
                                                                $31.00

Options Exercisable End
  of Year               4,250             None          41,350

Options Available
  for Future Grant      3,750            23,150         27,150
Weighted Average Fair
  Value of Options
  Granted During
  the Year             $16.69            $ 2.63         $ 3.79

During 1996, the Company adopted Statement of Financial Accounting Standard (SAS) No. 123, "Accounting for Stock-Based Compensation." As provided for in the statement, the Company elected to continue the intrinsic value method of expense recognition.

Had compensation cost for the stock option plans been determined using the fair value method prescribed by SAS 123, the Company's net income applicable to common stock and net income per common share would approximate the proforma amounts below:

                                          1999        1998        1997

Net Income Applicable to Common Stock
 As reported                           $1,664,000  $3,232,000  $1,553,000
 Proforma                              $1,446,000  $3,226,000  $1,534,000

Net Income Per Common Share
  As reported - Basic                    $ 3.85      $ 7.75       $ 4.05
  As reported - Diluted                  $ 3.85      $ 7.70       $ 4.00
  Proforma - Basic                       $ 3.35      $ 7.73       $ 4.00
  Proforma - Diluted                     $ 3.35      $ 7.69       $ 3.95

The proforma effect of applying SAS 123 in this disclosure for 1999, 1998 and 1997 is not necessarily representative of the proforma amounts for future years.


The following tables summarize certain information about stock options outstanding at December 31, 1999, 1998 and 1997:

                   - - - Options Outstanding - - - -  Options Exercisable
                   Number     Wgtd. Avg.   Wgtd. Avg.  Number  Wgtd. Avg.
                   Outst.    Remain. Life  Exer. Price  Exer.  Exer. Pr.
At Dec. 31, 1999   21,250         9.0        $35.96    4,250     $35.96

At Dec. 31, 1998     None

At Dec. 31, 1997
  $16 to $23       31,750        7.4         $18.72    21,250    $17.13
  $24 to $31       20,100        3.7         $31.00    20,100    $31.00
  $16 to $31       51,850        6.0         $23.48    41,350    $23.87


The fair value of each option granted during 1999, 1998 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) expected volatility of 23.6% for options granted in 1999, 17.0% for options granted in 1998 and 17.0% and 23.0% for options granted in 1997, (ii) risk-free interest rates of 4.7% for options granted in 1999, 5.5% for options granted in 1998 and 5.6% and 6.1% for options granted in 1997, (iii) expected lives of 10 years for options granted in 1999 and one to three years for options granted in 1998 and 1997 and (iv) no dividend yield.

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


11.   INCOME PER COMMON SHARE:

In 1997, the Company adopted Statement of Financial Accounting Standards
(SAS) No. 128 "Earnings Per Share." SAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. The Company's basic income per share is calculated as income available to common shareholders divided by the weighted average number of shares outstanding. For diluted income per share, income available to common shareholders is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, as calculated using the treasury stock method. The Company's common stock equivalents consist solely of outstanding stock options.


                                                   Average     Per-Share
                                      Income        Shares       Amount

FOR THE YEAR ENDED 1999
Income per Common Share - Basic
  Income available to
    common shareholders             $1,664,000      431,871     $  3.85
  Options issued to Employees
    and Directors (Note 10)              ---          ---
Income per Common Share - Diluted
  Income available to
    common shareholders             $1,664,000      431,871     $  3.85


FOR THE YEAR ENDED 1998

Income per Common Share - Basic
  Income before
    extraordinary items             $3,563,000      417,163     $  8.54
    available to common
    shareholders
  Extraordinary items                 (331,000)                   (0.79)
  Income available to common
    shareholders                    $3,232,000                  $  7.75
  Options issued to Directors
    (Note 10)                                         2,467
Income per Common Share - Diluted
  Income before extraordinary items
     available to common
     shareholders                   $3,563,000      419,630     $  8.49
  Extraordinary items                 (331,000)                   (0.79)
  Income available to common
     shareholders                   $3,232,000                  $  7.70

FOR THE YEAR ENDED 1997

Income per Common Share - Basic
  Income available to common
    shareholders                    $1,553,000      383,859     $  4.05
  Options issued to Employees
    and Directors (Note 10)              ---          4,683
Income per Common Share - Diluted
  Income available to common
    shareholders                    $1,553,000      388,542     $  4.00


Options to purchase approximately 21,250 shares of common stock at $35.96 per share and 20,100 shares of common stock at $31 per share were outstanding during 1999 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


12.  BORROWINGS:

Bank Borrowings:

At December 31, 1999, the Company had unsecured credit facilities with several banks totaling $22,500,000. These facilities provide for borrowings under lines of credit and letters of credit. These borrowings were repaid in January of 1999 and there were no additional borrowings during the year. At December 31, 1999, there were no outstanding borrowings under the secured lines of credit. There was availability under these unsecured credit facilities for additional borrowings of $15,974,000 at December 31, 1999. These unsecured credit facilities are renegotiated annually and bear interest at not more than the prime rate. (The weighted average interest rate was 6.7% at December 31, 1998.) In addition, the Company is required to maintain certain financial ratios, as defined in the respective agreements. The Company maintains deposits at several banks, which serve various corporate purposes including the support of its lines of credit available or in use.

Long-Term Debt:

There was no long-term debt outstanding at December 31, 1999 and 1998.

As a result of the spin-off of the Company's distribution subsidiary (see
Note 2), the Company was required to repay the 9% unsecured senior notes. The Company incurred a prepayment penalty of $499,000. This amount, along with the writeoff of the remaining deferred financing costs, is reflected as an extraordinary loss on extinguishment of debt in the Company's consolidated statement of income for the year ended December 31, 1998.


13.  LEASE COMMITMENTS:

The Company leases warehouses, sales offices and computer equipment under noncancelable lease agreements. Rental expense for all operating leases was $1,717,000 in 1999, $7,082,000 in 1998, and $5,877,000 in 1997. As
of December 31, 1999, the future minimum rental commitments under noncancelable leases that have terms in excess of one year are as follows:

             2000                                   $  641,000
             2001                                      269,000
             2002                                      135,000
             2003                                       20,000
             Subsequent years                            ---
                Total minimum rental obligations    $1,065,000


14.  REDEEMABLE PREFERRED STOCK:

During 1992, the Company offered to exchange one share of preferred stock with a par value of $1 per share for each share of the Company's outstanding common stock up to a maximum of 350,000 common shares (the Offer). A total of 349,864 common shares were exchanged in December 1992 in accordance with the Offer.

Dividends on the preferred stock accrue at an annual rate of $2.80 per share. Such dividends are cumulative and payable quarterly in arrears commencing January 1, 1993. At December 31, 1999 and 1998, the Company had accrued $171,000 and $137,000, respectively, for such dividends. In the foreseeable future, the Company does not expect to pay cash dividends on the outstanding common shares at December 31, 1999. The preferred stock is nonvoting except in certain circumstances.

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



15.  ACCRUED LIABILITIES:

The components of accrued liabilities as of December 31, 1999 and 1998 are as follows:

                                                 1999          1998
  Salaries and wages                         $ 2,928,000   $ 2,744,000
  General, auto and other liability insurance  5,216,000     3,560,000
  Other                                        2,754,000     4,036,000
                                             $10,898,000   $10,340,000

16.  NON-CURRENT LIABILITIES:

The components of non-current liabilities as of December 31, 1999 and 1998 are as follows:

                                                 1999          1998
                              Workers compensation and
    other insurance                           $6,966,000   $8,735,000
  Retirement benefits                            405,000      511,000
                                              $7,371,000   $9,246,000

17.  SEGMENT REPORTING:

The Company adopted SAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", during the fourth quarter of 1998. SAS No. 131 establishes standards for public companies to report certain information about operating segments in annual financial statements and also requires that selected information about operating segments be included in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, including the geographic areas in which business is conducted.

Operating segments are defined as components of an enterprise about which discrete financial information is available, and whose operating results are regularly evaluated by the chief operating decision maker (or group that functions in such capacity) in assessing performance and deciding how to allocate resources. The Company's chief operating decision-making group is the Management Council which, prior to the spin-off of its distribution subsidiary (see Note 2), consisted of the Company's president (Chief Executive Officer), two senior vice presidents (General Counsel/Secretary and Finance/Administration) and the presidents of each of the Company's operating subsidiaries. After the spin-off, a senior vice president of the contracting group replaced the President of the Company's former distribution subsidiary as a member of the Management Council.

Prior to the spin-off of SPI, the Company consisted of two distinct strategic business units: a specialty contracting group and a distribution/fabrication group. Subsequent to the December 31, 1998 spin-off, the Company's only business unit is the specialty contracting group.

The Company's reportable operating segments for the year ended December 31, 1998 include Distribution, Contracting and Other. The Distribution segment consists of SPI, which is primarily a distributor and fabricator of mechanical insulation, architectural/acoustical products and specialty products. The Contracting segment includes wholly owned subsidiaries, which primarily engage in mechanical insulation, abatement, fire protection and interior finish contracting. The Other segment consists of the parent company which provides various administrative and management services to the Distribution and Contracting segments and a Delaware investment company. As a result of the spin-off of the Distribution unit on December 31, 1998, the Company no longer has reportable segments

The accounting policies of the operating segments are consistent with those described in the summary of significant accounting policies except that the separate financial results for the operating segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally allocates costs associated with the Company's central administration and support. Central administrative costs are allocated for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on net income of the operating segments and generally accounts for intersegment sales as if the sales were made to third parties at current market prices.


        (in thousands)     Distr.    Contrg.   Other    Elimin.   Total

1998
Net revenues from
 external customers       $182,924  $132,195  $  ---   $  ---    $315,119
Intersegment net revenues    6,477     ---       ---     (6,477)    ---
Total net revenues        $189,401  $132,195  $  ---   $ (6,477) $315,119


Depreciation and
  amortization               1,010       354       160    ---       1,524
Interest and dividend
  income                        81        27     1,805   (1,774)(b)   139
Interest expense             2,349       764     1,108   (1,774)(b) 2,447
Income tax expense           2,238     1,123       430    ---       3,791
Net income                   3,103       378       730    ---       4,211
Segment assets               --- (a)  43,252    35,351  (20,732)(c)57,871
Capital expenditures           692       229        43    ---         964

1997
Net revenues from
  external customers      $149,042  $129,108   $ ---   $  ---    $278,150
Intersegment
 net revenues                9,312     ---       ---      9,312)    ---
Total net revenues        $158,354  $129,108   $ ---   $ (9,312) $ 78,150


Depreciation and
  amortization                 640       421       175    ---       1,236
Interest and dividend
  income                         4         6     1,942   (1,934)(b)    18
Interest expense             1,943     1,058       893   (1,934)(b)
1,960
Income tax expense
  (credit)                   1,918      (643)      690    ---       1,965
Net income (loss)            2,759    (1,474)    1,248    ---       2,533
Segment assets              48,760    47,819    22,963  (30,997)(c)
88,545
Capital expenditures           559       422       198    ---       1,179

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


                     For the Three Years Ended December 31, 1999




                                     Balance at    Additions    Deductions                    Balance
                                     Beginning     Charged to     from         Spin-off       at End
                                     of Period     Income       Reserve      of Subsidiary    of Period

DEDUCTED FROM BALANCE SHEET
 CAPTION TO WHICH IT APPLIES:
  Reserve for Doubtful Accounts -


     Year Ended December 31, 1997    $ 1,590,000   $   83,000   $ (864,000)      ---          $  809,000
     Year Ended December 31, 1998    $   809,000   $1,254,000   $ (821,000)   $ (843,000)     $  399,000
     Year Ended December 31, 1999    $   399,000   $  197,000   $ (199,000)      ---          $  397,000








Item 9.  Disagreements on Accounting and Financial Disclosure

                Not Applicable



                                  PART III


Item 10.  Directors and Executive Officers

(a)  Identification of Directors

                          Positions and Offices Held        Period Held
     Name (Age)           and Other Directorships           From     To

  Carlton E. Hughes (68)  Director, Irex Corporation        1980    2000
                          Chairman, Stewart-Amos Steel, Inc.
                          (steel fabricator)


  Joanne M. Judge (47)    Director, Irex Corporation        1993    2002
    (1)                   Partner, Stevens & Lee            1999 Present
                          Attorney, Stevens & Lee           1996    1999
                          President and Chief               1987    1993
                            Executive Officer,
                            Community Hospital of Lancaster


  David C. Kleinman (64)  Director, Irex Corporation        1984    2002
                          Adjunct Professor of Strategic
                            Management                      1971 Present
                            University of Chicago
                            Graduate School of Business
                          Management Consultant             1971 Present
                          Trustee (Director),               1972 Present
                            Acorn Funds (Diversified
                            Common Stock Mutual Funds)
                          Director, Plymouth Tube Co.       1993 Present
                          Director, Wisconsin Paper         1994 Present
                            and Products Co.
                          Director, Sonic Foundry, Inc.     1997 Present
                          Director, FirstCom Corporation    1997 Present
                          Director, Organics Management Co. 1997 Present

                          Member, Advisory Board,
                            DSC Logistics                   1999 Present


  Michael J. Lardner (56) Director, Irex Corporation        1989    2001
    (1)                   Chairman, Wide World of Golf      1996 Present
                          President and Chief
                            Operating Officer               1993    1996
                            High Construction, Inc.
                            (general contractor)
                          President, Chief Operating
                            Officer,                        1989    1992
                          Director, Horst Group




  W. Kirk Liddell (50)    Director, Irex Corporation        1980    2000
                          President and CEO, Irex
                            Corporation
                          Director, High Industries, Inc.
                           (steel, real estate and other
                            service company)
                          Director, Specialty Products
                            & Insulation Co.
                            (distributor and fabricator
                             of mechanical insulation and
                             architectural products)


  John O. Shirk (56)      Director, Irex Corporation        1987    2000
                          Partner, Barley, Snyder, Senft
                            and Cohen (law firm)
                          Director, Fulton Financial
                            Corporation
                           (bank holding company)
                          Director, Educators Mutual Life
                             Insurance Company
                          Director, The Horst Group
                          Director, Specialty Products
                             & Insulation Co.
                            (distributor and fabricator
                             of mechanical insulation and
                             architectural products)


  N. Thompson Washburn (70)Director, Irex Corporation      1980     2001
    (1)                   Petroleum Marketing Consultant
                          Administrative Consultant,       1990     1999
                          Getty Realty Corporation


  Thomas W. Wolf (51)     Director, Irex Corporation       1999     2000
                          President, The Wolf
                            Organization, Inc.
                          Chairman, York Financial
                          Director, Manis Lumber Company
                          Director, R.G. Industries
                          Director, Bon Ton Stores, Inc.



          (1)  -  Member of the Finance and Audit Committee


          Note: Unless otherwise indicated, principal occupations listed were the same for the past five years.







(b)  Identification of Executive Officers

                             Positions and Offices Held
         Name (Age)            During Past Five Years

         W. Kirk Liddell (50)   President and Chief Executive Officer


         James E. Hipolit (49)  Senior Vice President, General Counsel
                                 and Secretary since April 1997
                                Vice President, General Counsel
                                 and Secretary from 1996 to April 1997
                                Vice President and General Counsel
                                 from 1986 to 1996

         Jane E. Pinkerton (60) Senior Vice President Finance and
                                 Administration since April 1997
                                Vice President, Finance and Administration
                                 from 1996 to April 1997
                                Vice President, Administrative Services
                                 and Secretary from 1992 to 1996;
                                Vice President and Director of Personnel
                                 from 1988 to 1992

(c)   Not Applicable.

(d)   Not Applicable.

(e) Business Experience. A brief account of the business experience during the past five years of each director or executive officer and the other directorships of registered companies held by each director has been provided above.

(f)   Involvement in Certain Legal Proceedings.  None

(g)   Not Applicable.



Item 11.   Executive Compensation:

Summary Compensation Table:

The following table sets forth information required concerning cash and noncash compensation of the Chief Executive Officer and the four other most highly compensated executive officers for each of the last three fiscal years.

                                                   Long-Term   All Other
    Name and Principal      Annual Compensation      Comp.       Comp.
    Positions           Year Salary($) Bonus($)    Options(#)     ($)
                                          (1)                     (2)

    W. K. Liddell       1999  320,000   152,640        -         9,600
    President and Chief 1998  300,000   225,000        -         8,800
    Executive Officer   1997  296,000    58,608       500        8,116

    J. E. Hipolit       1999  133,200    50,818        -         9,600
    Senior Vice Pres.,  1998  128,200    78,330        -         8,800
    General Counsel     1997  124,400    31,548       200        8,011
    and Secretary

    J. E. Pinkerton     1999  125,700    44,224        -         9,600
    Senior Vice Pres.,  1998  120,700    74,040        -         8,800
    Finance and Admin.  1997  116,200    29.468       200        7,831

    D. F. Andrew (3)    1999  123,000   112,930        -         9,600
    President,          1998  117,500    75,001        -         8,053
    ACandS, Inc.        1997  108,500     7,387       200        6,316

    Dennis R. Gray (4)  1999  111,200    19,527        -         9,600
    Vice President,     1998  104,800    76,041        -         6,710
    ACandS, Inc.        1997     -         -          200        6,505

(1) Bonus amounts for the year represent bonuses accrued for the calendar year listed but paid in the following calendar year.

(2)  Includes amounts earned under the Company's Savings Incentive Plan.

     Savings Incentive Plan: The Company offers a Savings Incentive Plan for all salaried employees whereby they can elect to contribute up to 15% of their salary and incentive compensation into accounts in their names which are independently managed and invested. Effective January 1, 1999, the Savings Incentive Plan was amended to allow participation by hourly employees not subject to retirement benefits under a collective bargaining agreement. Pursuant to amendments adopted by the Board of Directors which became effective January 1, 1985, the employees' contributions to the Plan were made in accordance with the provisions of
     Section 401(k) of the Internal Revenue Code. (The Company match is 125% of the first 3% of employee contributions and 75% of the next 3% of employee contributions. One-fourth of the Company's match is subject to the Company achieving a specific financial performance target.)

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

     On December 31, 1999, there were 600 employees of the Company and its subsidiaries eligible to participate in the Savings Incentive Plan and a total of 43,136 shares of common stock were held by such Plan.

(3) Mr. Andrew is included in his capacity as President of a major wholly owned subsidiary of the Company.

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

No options were granted under the terms of the Plan during 1999.


Retirement Income Plan Table:

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

Effective May 1, 1998, the Retirement Income Plan was suspended, thereby freezing the accrued benefits of all plan participants and discontinuing future benefit accruals.


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


Compensation of Directors:

All Directors who are not officers of the Company receive an annual fee of $9,500 and $750 per board meeting attended. The Board of Directors has one committee, Finance and Audit, and outside directors on that committee receive $750 per committee meeting attended. Directors who are officers of the Company or its subsidiaries receive no additional compensation for attendance at meetings of the board or board committees. The Chairman of the Board of the Company receives an additional annual fee of $20,500, of which $3,000 shall be paid in Irex common stock. In addition to the compensation outlined above, each Director who was not an officer of the company received 50 shares of Irex Common Stock as compensation for a special strategic planning meeting held during 1999.

On April 28, 1994, the shareholders approved a Non-Qualified Stock Option Plan for Outside Directors of the Company. This plan terminated on January 2, 1998.

On April 29, 1999, the shareholders approved a new Non-Qualified Stock Option Plan for Outside Directors. This new plan provides for the grant of 2,500 options for each non-employee director and 3,750 options for the Chairman of the Board on January 1, 1999. The options carry an exercise price of $35.96, the Company's book value as of that date. Options vest in equal increments over a five-year period on January 1 of each year beginning January 1, 1999 providing the Director is a director as of that date; or they vest in total in the event of a major corporate transaction. New non-employee directors or a new Chairman of the Board would receive options for the balance of the five year program consistent with their positions and offset by a reduction in their predecessors' vested shares. These later options would be granted at no less than the original strike price of $35.96 or such higher strike price as may be determined by the Board. Each option expires ten years from its date of grant, or five years from the date an optionee ceases to be a member of the Board. A total of not more than 25,000 shares of the Company's common stock may be issued under this new plan.



Item 12.  Security Ownership of Certain Beneficial Owners and Management


(a)  Security Ownership of Certain Beneficial Owners

    Following is a list of the persons known by the Company to be the beneficial owners of more than five percent of the Company's Common Stock, as of March 15, 2000.


    Name and Address of        Amount and Nature of           Percent
     Beneficial Owner          Beneficial Ownership          of Class

    W. Kirk Liddell             24,832 Shares (1)            5.78%
    175 River Hill Road
    Conestoga, PA  17516

    Irex Employees Savings
      Incentive Plan            43,136 shares (2)           10.03%
    120 North Lime Street
    Lancaster, PA 17603

    Lynn Liddell                24,968 shares                5.81%
    740 Curtiswood Drive
    Key Biscayne, FL 33149

    James E. Hipolit            43,634 shares (3)           10.15%
    373 N. Farm Drive
    Lancaster, PA 17543

    Specialty Products
      & Insulation Co.          21,571 shares                5.02%
    Savings Incentive Plan
    1097 Commercial Ave.
    East Petersburg, PA 17520

    (1) Does not include 14,217 shares in wife's name and 39,124 shares beneficially owned by dependent children held by Mr. Hipolit as Custodian. Includes 1,546 shares in the Irex Corporation Employees' Savings Incentive Plan. Mr. Liddell disclaims beneficial ownership of the shares in his wife's name, and the shares held by Mr. Hipolit as Custodian.

    (2) Shares held under the Irex Corporation Employees' Savings Incentive Plan Trust for which Vanguard Fiduciary Trust Company, David F. Andrew, W. Kirk Liddell, and Jane E. Pinkerton act as co-trustees. See Footnote 7 on page 48 for information concerning the beneficial ownership of such shares.

    (3) Includes 3,500 shares to which Mr. Hipolit shares voting and investment power and 1,010 shares in the Irex Corporation Employees' Savings Incentive Plan. Also includes 39,124 shares held by Mr. Hipolit as Custodian for the minor children of W. K. Liddell under the Pennsylvania Uniform Transfer to Minors Act. Mr. Hipolit disclaims beneficial ownership of the shares he holds as custodian.

(b) Security Ownership of Management

The amounts of the Company's Common and Preferred Stock held directly or indirectly by the directors, and by the directors and executive officers as a group, are shown below as of March 15, 2000. Unless otherwise described in the footnotes following the listing, in each case the beneficial ownership represents the sole voting and investment power.


                              Amount Held            Percent of Class
                        Common         Preferred     Common   Preferred

David Andrew            46,502(1)(5)(7)   -           10.82       -
Dennis Gray              2,055(1)                       .48       -
James Hipolit           43,634(1)(4)      -           10.15       -
Carlton Hughes           4,451                         1.04       -
Joanne Judge             4,574            -            1.06       -
David Kleinman           2,826            -             .66       -
Michael Lardner          2,759            -             .64       -
W. Kirk Liddell         67,968(2)(7)      -           15.81       -
Jane Pinkerton          45,509(1)(7)      -           10.58       -
John Shirk               4,737(6)         -            1.10       -
N. Thompson Washburn     3,670(3)         -             .85       -

(1) Includes allocated shares in the Irex Corporation Savings Incentive Plan as follows, respectively: Mr. Hipolit, 1,010; Ms. Pinkerton, 715; Mr. Andrew, 916; and Mr. Gray, 705.

(2) Does not include 14,217 shares in spouse's name and 39,124 shares beneficially owned by dependent children and held by Mr. J. E. Hipolit as Custodian. Mr. Liddell disclaims beneficial ownership of the shares in his wife's name, and the shares held by Mr. Hipolit as custodian. Includes 1,546 shares in the Irex Corporation Employees' Savings Incentive Plan.

(3) Includes 2,500 shares beneficially owned by spouse and 200 shares to which Mr. Washburn shares voting and investment power.

(4) Includes 3,500 shares to which Mr. Hipolit shares voting and investment power. Also includes 39,124 shares held by Mr. Hipolit as Custodian for the minor children of W. K. Liddell under the Pennsylvania Uniform Transfer to Minors Act. Mr. Hipolit disclaims beneficial ownership of the shares he holds as custodian.

(5) Includes 2,450 shares to which Mr. Andrew shares voting and investment power.

(6) Includes 100 shares beneficially owned by a dependent child, 550 shares beneficially owned by spouse, and 2,500 shares to which Mr. Shirk shares voting and investment power.

(7) Includes 43,136 shares allocated to participant accounts under the Irex Corporation Employees' Savings Incentive Plan Trust. Mr. Andrew, Mr. Liddell and Ms. Pinkerton, along with Vanguard Fiduciary Trust Company, are co-trustees of the Plan. Because the individual co-trustees hold sole voting power with respect to the shares, Mr. Andrew, Mr. Liddell and Ms. Pinkerton may be deemed beneficial owners of the shares.


(c)  Changes in Control

              None


Item 13.  Certain Relationships and Related Transactions:

(a)  Transactions with Management and Others

              None

(b)  Certain Business Relationships

        Mr. Shirk is a partner in the law firm of Barley, Snyder, Senft & Cohen. During 1998, Barley, Snyder, Senft & Cohen provided services to the Company's Specialty Products & Insulation Co. subsidiary concerning its separation from the Company and other matters.

(c)  Indebtedness of Management

        On April 1, 1998, the Company entered into an agreement with David F. Andrew, President of ACandS, Inc., to loan Mr. Andrew $61,639 for the purpose of exercising vested stock options. The rate of interest on the loan is 8% per annum.

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

       (23)  Not Applicable

       (24)  Not Applicable

       (25)  Not Applicable

       (27)  Not Applicable

       (28)  Not Applicable

       (29)  Not Applicable

(b)  Reports on Form 8-K

         The Company filed a report on Form 8-K on January 15, 1999 for purposes of disclosing a significant disposition of assets on on December 31, 1998.

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



SUBSIDIARIES OF THE REGISTRANT


Irex Corporation
A Pennsylvania Corporation


ACandS, Inc.
A Delaware Corporation
Wholly Owned Subsidiary of Irex Corporation

ACandS Contracting Ltd.
Incorporated in Dominion of Canada
Wholly Owned Subsidiary of Irex Corporation


Centin, LLC
A Delaware Limited Liability Company
Wholly Owned Subsidiary of Irex Corporation


Irex Financial Corporation
A Delaware Corporation
Wholly Owned Subsidiary of Irex Corporation


Island Insulation Services, Inc.
A New York Corporation
Wholly Owned Subsidiary of Irex Corporation


Spacecon, LLC
A Delaware Limited Liability Company
Wholly Owned Subsidiary of Irex Corporation


California Spacecon, Inc.
A Delaware Corporation
Wholly Owned Subsidiary of Spacecon, LLC




ALL OF THE ABOVE CORPORATIONS ARE INCLUDED IN
THE CONSOLIDATED FINANCIAL STATEMENTS




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    IREX CORPORATION

By: /S/  J. E. Pinkerton                           3/30/00
    Senior Vice President, Finance and Administration
    (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /S/  W. K. Liddell                             3/30/00
    W. K. Liddell
    President and Director
    (Principal Executive Officer)



By: /S/  J. E. Pinkerton                          3/30/00
    Sr. Vice President, Finance and Admin.
    (Principal Financial Officer)




By: /S/  B. C. Werner                              3/30/00
    Controller
    (Principal Accounting Officer)




By: /S/  C. E. Hughes                              3/30/00
    Director

By: /S/  J. M. Judge                               3/30/00
    Director


By: /S/  M. J. Lardner                             3/30/00
    Director


By: /S/  J. O. Shirk                               3/30/00
    Director


By: /S/  N. T. Washburn                            3/30/00
    Director


By: /S/  T. W. Wolf                                3/30/00
    Director