Form 10-Q
period 2000-03-31
IREX CORP
filed 2000-05-15
CIK 1952

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549


                 Quarterly Report under Section 13 or 15(d)

                  of the Securities Exchange Act of 1934


For Quarter Ended March 31, 2000          Commission File Number 2-36877


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

                          Yes X        No


             Common Shares Outstanding (Single Class) 423,092




                    IREX CORPORATION AND SUBSIDIARIES


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



                   IREX CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)


                                         Three Months Ended March 31

                                               2000         1999
                                             (Dollars In Thousands
                                        Except Per Common Share Amounts)

Contracting Revenues                         $ 32,791     $ 29,061

Distribution and Other Revenues                   117           80

      Total Revenues                           32,908       29,141

Cost of Revenues                               25,982       23,274

      Gross Profit                              6,926        5,867

Selling, General and
   Administrative Expenses                      6,268        5,741

      Operating Income                            658          126

Interest Income, Net                             (112)        (224)

      Income Before Income Taxes                  770          350

Income Tax Provision                              271          101

Net Income                                   $    499     $    249

      Dividend Requirements for
        Preferred Stock                          (171)        (245)

NET INCOME APPLICABLE TO COMMON STOCK        $    328     $      4


Average Common Shares  Outstanding-Basic      428,925      432,002

Stock Options Issued to Employees
  and Directors                                  -            -

Average Common Shares Outstanding-Diluted     428,925      432,002

Income Per Common Share-Basic                $   0.76     $   0.01

Income Per Common Share-Diluted              $   0.76     $   0.01




                 IREX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                              March 31,   December 31,
                                                2000          1999
ASSETS:                                           (In Thousands)

Cash and Cash Equivalents                    $   4,547     $   7,605
Receivables, Net                                29,918        30,901
Inventories                                        459           541
Actual Costs and Estimated Earnings on
  Contracts in Process in Excess of Billings     5,350         4,870
Other Prepaid Expenses                             291           286
Deferred Income Taxes                            3,222         3,221

      Total Current Assets                      43,765        47,342

Property and Equipment, Net                        989         1,003
Note Receivable                                  3,845         3,684
Non-Current Deferred Income Taxes                2,559         2,559
Other Assets                                       753           757

         TOTAL ASSETS                         $ 51,911     $  55,345


LIABILITIES AND SHAREHOLDERS' INVESTMENT:

Accounts Payable                              $  4,703     $   5,456
Billings in Excess of Actual Costs and
   Estimated Earnings on Contracts in Process    2,788         2,405
Accrued Income Taxes                               407         2,197
Accrued Workers' Compensation Insurance          1,528         2,337
Accrued Liabilities                             10,300        10,898

      Total Current Liabilities                 19,726        23,293

Non-Current Liabilities                          7,370         7,371

Redeemable Preferred Stock                       7,326         7,341

Capital Stock                                    1,028         1,028
Paid-in Surplus                                    531           533
Retained Earnings                               33,932        33,606
Cumulative Translation Adjustments                (213)         (208)
Notes Receivable                                  (263)         (263)
Treasury Stock at Cost                         (17,526)      (17,356)

      Total Shareholders' Investment            17,489        17,340

      TOTAL LIABILITIES AND
      SHAREHOLDERS' INVESTMENT                $ 51,911     $  55,345



                 IREX CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Unaudited

                                          Three Months Ended March 31
                                               2000           1999
                                                  (In Thousands)

Cash Flows from Operating Activities:

Net income                                   $    499       $    249

Reconciliation of net income to net
 cash provided by operating activities
   Depreciation and amortization                   63             93
   Deferred income taxes                           (1)           -
   Provision for losses on accounts receivable    120             70
   Interest income paid-in-kind                  (161)           -

Decrease (increase) in current assets
   Receivables                                    863          3,459
   Inventories                                     22            (29)
   Prepaid income taxes and other
     prepaid expenses                              (5)          (180)
   Actual costs and estimated earnings
     on contracts in process in excess
     of billings, net                             (97)           446

(Decrease) increase in current liabilities
   Accounts payable                              (753)        (1,080)
   Accrued income taxes                        (1,790)           -
   Accrued liabilities and other liabilities   (1,408)        (1,547)

      Net cash (used for) provided by
        operating activities                   (2,648)         1,481

Cash Flows from Investing Activities:

   Net additions to property and equipment        (45)           (38)
   (Increase) decrease in other assets             (5)            21

      Net cash used for investing activities      (50)           (17)

Cash Flows from Financing Activities:

   Net repayments on revolving lines of credit    -             (629)
   Dividends paid                                 172)          (245)
   Reissuance of common stock                       8            -
   Repurchase of common stock                    (180)           -
   Repurchase of preferred stock                  (16)           -

      Net cash used for financing activities     (360)          (874)

Net (decrease) increase in Cash and
  Cash Equivalents                             (3,058)           590

Cash and Cash Equivalents at Beginning
  of Period                                     7,605          10,485

Cash and Cash Equivalents at End of Period   $  4,547       $  11,075




                 IREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


(1) The consolidated financial statements include the accounts of Irex Corporation (the Company) and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company operates within the specialty contracting industry, having subsidiaries primarily engaged in mechanical insulation, abatement, fire protection and interior finish contracting.

(2) The Company has authorization for 2,000,000 shares of its common stock with a par value of $1.00 per share. At March 31, 2000 1,028,633 shares were issued, 423,092 shares were outstanding and 605,541 shares were held, at cost, in Treasury stock.

(3) All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. The Company's income tax and interest payments for the first three months of 2000 and 1999 were:

                                   2000           1999
            Income Taxes:      $ 2,061,000     $ 117,000
            Interest:          $      -        $  72,000

(4) On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income, as defined by SFAS 130, is the total of net income and all other non-owner changes in equity. Total comprehensive income for the three months ended March 31, 2000 and 1999 was $504,000 and $270,000, respectively. The difference between net income and comprehensive income for the above periods is due to cumulative translation adjustments.

(5) The Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", during the fourth quarter of 1998. SFAS 131 establishes standards for public companies to report certain information about operating segments in annual financial statements and also requires that selected information about operating segments be included in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, including the geographic areas in which business is conducted.

     Operating segments are defined as components of an enterprise about which discrete financial information is available, and whose operating results are regularly evaluated by the chief operating decision maker (or group that functions in such capacity) in assessing performance and deciding how to allocate resources.

The Company's only business unit is the specialty contracting group, and thus it does not have reportable segments.

(6) During 1992 the Company offered to exchange one share of $2.80 Cumulative Preferred Stock with a par value of $1 per share (Preferred Stock) for each share of the Company's outstanding common stock up to a maximum of 350,000 common shares (the Offer). A total of 349,864 common shares were exchanged on December 22, 1992 in accordance with the Offer.

     The Company's Board, at its April 29, 1999 meeting, authorized a call of up to 160,256 shares of Preferred Stock at a call price of $31.20 per share, plus accrued but unpaid dividends on such stock through June 30, 1999. The Company redeemed 104,953 shares as a result of the call. The redemption of 104,269 shares was recorded in the second quarter of 1999 and the redemption of an additional 684 shares was recorded in the third quarter of 1999.

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

(7) Shareholders approved, via proxy vote at the Company's April 29, 1999 Annual Meeting, a Board resolution for a new Non-Qualified Stock Option Plan for Outside Directors (the New Plan).

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

(8) On June 24, 1999, the Company received approximately $11.2 million which was obtained through a settlement of certain obligations on insurance policies providing coverage for asbestos-related bodily injury claims. Approximately $2.2 million of the settlement was paid to Travelers during the third quarter of 1999 and the remaining $9.0 million was paid during the fourth quarter of 1999. The settlement did not impact the Company's income statement because payment was passed to the Company's lead insurer for the payment of claims and defense costs.

(9) During June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

     SFAS 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. The Statement cannot be applied retroactively. Management believes that the adoption of this Statement will not have a material impact on the financial statements.




                   IREX CORPORATION AND SUBSIDIARIES
                       March 31, 2000 and 1999


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company achieved operating income of $658,000 in the first quarter of 2000, an increase of $532,000 from the $126,000 in last year's first quarter. First quarter results are typically the Company's weakest due to seasonally lower revenue from slowed construction activity.

Net income applicable to common shareholders, after the dividend requirement for preferred stock, was $328,000, or $0.76 per share, in 2000 as compared to $4,000, or $0.01 per common share, in 1999. An increase in gross profit, generated from higher revenues, was partially offset by higher selling, general and administrative expenses.


Revenues:

Total revenues increased 12.9% to $32,908,000 in 2000 from $29,141,000 in 1999. The increase is mostly attributable to the Company's Western region, which includes the Canadian operations, where contract backlog was higher beginning the current year as compared to 1999. Movements in the Company's revenues, both positive and negative, generally reflect conditions in localized markets within each region. In markets where a significant backlog of work does not exist, a lack of contracts available to bid and competitive pricing in bid opportunities may lead to fluctuations in revenue performance.


Gross Profit:

Gross profit of $6,926,000 earned in 2000 increased approximately 18.0% from the $5,867,000 achieved in 1999. While the improvement was primarily attributable to higher revenues noted above, gross profit margin also increased to 21.0% in 2000 from 20.1% in last year's first quarter.
The Company will focus on risk/reward considerations in an ongoing effort to maximize pricing on lump-sum contracts. Operating within the constraints of a competitive bidding environment, the Company plans to maintain a discipline of avoiding work where profit opportunity does not justify the risk.


Selling, General and Administrative Expenses:

Selling, general and administrative expenses (SG&A) decreased to 19.0% of total revenues in 2000 from 19.7% in 1999. In terms of absolute dollars, SG&A increased 9.2% to $6,268,000 in the first quarter of 2000 from $5,741,000 in last year's first three months. Higher accrued costs for health/welfare plan benefits and incentive compensation, as well as higher indirect payroll costs, primarily accounted for the increase.

Financial Condition and Liquidity:

At March 31, 2000, the Company has working capital of $24.0 million and shareholders' investment (excluding preferred stock) of $17.5 million. Working capital at December 31, 1999 was $25.0 million and shareholders' investment was $17.3 million. The decreases in accrued liabilities and accrued income taxes are the result of cash outlays typically made by the Company during the first quarter; incentive compensation of approximately $2.3 million (based on 1999 performance) was paid in February of the current year and the Company made an estimated payment of approximately $1.1 million when filing the extension for its 1999 federal income tax return. In addition, the Company's Canadian subsidiary settled several issues with the Canadian taxation authority during the fourth quarter of 1999. The resulting payments of approximately $0.8 million, made in the first quarter of 2000, also contributed to the decrease in accrued income taxes.

The Company has no outstanding debt at either March 31, 2000 or December 31, 1999. At March 31, 2000 and December 31, 1999, the Company had unsecured credit facilities with several banks totaling $22.5 million. There was availability under these unsecured credit facilities for additional borrowings of $16.0 million at both March 31, 2000 and December 31, 1999. The Company expects that funds from operations and available lines of credit will continue to provide sufficient liquidity to meet its working capital requirements.

The Company's consolidated statements of cash flows reflect that $2,648,000 was utilized by operating activities for the three months ended March 31, 2000. Last year's comparable three months show that $1,481,000 was generated by operations. The cash outlays described above contributed to the $4,129,000 reduction in cash for the year-over-year comparison. Additionally, the combination of slightly lower collections and amounts invoiced but not yet due (the stronger revenue performance was noted earlier) resulted in less cash provided by accounts receivable activity for 2000 as compared to 1999.

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




                     PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The Company's ACandS, Inc. subsidiary is one of a number of defendants in pending lawsuits filed by approximately 139,000 individual claimants seeking damages for injuries allegedly caused by exposure to asbestos fibers in insulation products used at one time by ACandS in its business. ACandS has defenses to these actions, including defenses based on the fact it is primarily a contracting company in the business of installing products manufactured by others.

During the first quarter of 2000, ACandS was served with cases involving 11,539 individual plaintiffs. In 1999, ACandS was served with cases involving 38,446 individual plaintiffs. There were 33,154 new plaintiffs in 1998, 31,489 new plaintiffs in 1997, 37,777 new plaintiffs in 1996; and 44,904 new plaintiffs in 1995. The filing of numerous asbestos-related bodily injury claims against ACandS began in approximately 1978/1979, but new filings in any single year did not exceed 16,000 until 1993, and did not exceed 21,000 until 1995.

The bulk of the litigation against ACandS is centered in a relatively small number of jurisdictions. In 1999 and the first quarter of 2000, over 75 percent of new claims filed against ACandS came from Texas, Mississippi, Ohio, New York and Maryland. The pattern in 1998 was similar, with the same five states plus West Virginia accounting for over 80 percent of the filings. These jurisdictions have consistently produced heavy filings in recent years. It would appear that court rules and rulings favorable to claimants in these states encourage the filing of asbestos-related lawsuits.

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

Since the beginning of 1981, approximately 207,000 individual claims against ACandS have been settled, dismissed or otherwise resolved. ACandS's average cost for resolving those claims has been low. Over half of the claims were closed without any liability payment by ACandS.

In recent years, the courts in many states have given priority to the resolution of more serious cases, such as claims by individuals diagnosed with mesothelioma. This has resulted in some large settlements of individual claims in states such as New York and Maryland. In addition, the litigation risk in jurisdictions which are difficult for defendants has lead ACandS to block settle large numbers of claims in Texas, West Virginia and other states. ACandS's average disposition cost per claim increased significantly in 1998, and increased again in 1999, largely as a result of sums paid in settlement of the more serious cases. Among the developments apparently contributing to the increase in ACandS's disposition costs have been the bankruptcies of a large number of manufacturer defendants.

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

It has been more than 25 years since ACandS adopted the policy that it would not resell, use or install asbestos-containing insulation products. Given the length of time since this policy was established, the increased numbers of new claims in the last five years and the increase in disposition cost averages in 1998 and 1999 are troubling developments. The combination of increased filings and higher disposition costs has resulted in escalating annual settlement expenditures by ACandS's insurers, accelerating the rate of exhaustion of ACandS's insurance coverage.

The complexity of the asbestos-related disease litigation makes prediction of future events difficult. Nevertheless, ACandS continues to effectively defend asbestos-related bodily injury cases, and anticipates that its average disposition costs will remain low in the context of the litigation. Despite the closing of 207,000 claims, the bulk of ACandS's insurance coverage remains available. Management, therefore, believes that ACandS's insurance coverage is adequate to ensure that these actions will not have a material adverse effect on the long-term business or financial position of the Company.

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


Items 2 through 6:  Not applicable.




SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              IREX CORPORATION




Date: May 15, 2000                             /s/B. C. Werner
                                                  Controller
                                           Duly Authorized Signer